Form 10-Q
period 2025-04-30
Pelican Acquisition Corp
filed 2025-06-27
CIK 2037431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-42666

Pelican Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 304

New York, NY 10036

(Address of principal executive offices)

Tel: (212) 612-1400

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	PELIU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	PELI	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-tenth of one ordinary share	PELIR	The Nasdaq Stock Market LLC

As of June 27, 2025, 11,998,750 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Pelican Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED APRIL 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PELICAN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	April 30, 2025	January 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$499,606	$59,073
Prepaid expenses	1,850	-
Total Current Assets	501,456	59,073

Deferred offering costs	169,116	149,313
Total Assets	$670,572	$208,386

Liabilities and Shareholder’s Deficit
Current Liabilities
Accrued expenses	$-	$18,539
Accrued offering costs	3,341	3,063
Promissory note – related party	700,000	200,000
Total Current Liabilities	703,341	221,602

Commitments and Contingencies – see Note 6

Shareholder’s Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,075,000 shares issued and outstanding(1)	307	307
Additional paid-in capital	29,041	29,041
Accumulated deficit	(62,117)	(42,564)
Total Shareholder’s Deficit	(32,769)	(13,216)
Total Liabilities and Shareholder’s Deficit	$670,572	$208,386

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended April 30, 2025
Formation and operating costs	$19,937
Loss from operations	(19,937)
Interest income	384
Net loss	$(19,553)

Basic and diluted weighted average shares outstanding(1)	2,700,000
Basic and diluted net loss per share	$(0.01)

(1)	Excludes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance–January 31, 2025	3,075,000	$307	$29,041	$(42,564)	$(13,216)
Net loss	-	-	-	(19,553)	(19,553)
Balance–April 30, 2025	3,075,000	$307	$29,041	$(62,117)	$(32,769)

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended April 30, 2025
Cash Flows from Operating Activities:
Net loss	$(19,553)
Changes in operating assets and liabilities:
Prepaid expenses	(1,850)
Accrued expenses	(18,261)
Net cash used in operating activities	(39,664)

Cash Flows from Financing Activities:
Payment of deferred offering costs	(19,803)
Proceeds from promissory note to related party	500,000
Net cash provided by financing activities	480,197

Net change in cash	440,533
Cash, Beginning of period	59,073
Cash, End of the period	$499,606

Non-cash investing and financing disclosure:
Deferred offering costs included in accrued offering costs	$3,341

The accompanying notes are an integral part of the unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

Pelican Acquisition Corporation (the “Company”) is a blank check company incorporated under the laws of the Cayman Islands with limited liability on July 23, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, although the Company intends to primarily focus on target businesses within the technology industry globally. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of April 30, 2025, the Company had not commenced any operations. For the period from July 23, 2024 (inception) through April 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected January 31 as its fiscal year end.

The Company’s sponsor is Pelican Sponsor LLC (the “Sponsor”), a Delaware limited liability company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and Private Placement (as defined below) to the initial shareholder (see Note 4).

The registration statement for the IPO was declared effective on May 22, 2025. On May 27, 2025, the Company consummated its IPO of 7,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at an offering price of $10.00 per Unit generating gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, the Company sold 276,250 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit to the Sponsor and EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters, in a private placement generating total gross proceeds of $2,762,500, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to an additional 1,125,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On May 28, 2025, the underwriters notified the Company of their exercise of the over-allotment option in full to purchase 1,125,000 additional units (the “Option Units”) at $10.00 per unit. The closing of the issuance and sale of the Option Units occurred on May 30, 2025, generating total gross proceeds of $11,250,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 22,500 Private Placement Units to the Sponsor and EBC, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $225,000.

Upon the underwriters’ full exercise of the over-allotment option, transaction costs amounted to $2,635,148, consisting of $1,725,000 of underwriting commissions, which was paid in cash at the closing date of the IPO and $806,109 of legal and other offering costs. At the IPO date, cash of $507,955 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

A total of $86,250,000 ($10.00 per Unit) of the net proceeds from the sales of Units in the IPO, the Option Units and the Private Placements on May 27, 2025 and May 30, 2025, were placed in a trust account (“Trust Account”) with Continental Stock Transfer& Trust acting as trustee. The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and which invest solely in U.S. Treasuries. The Trust Fund will be deposited into the Trust Account in the U.S. to be released only in the event of either: (i) the consummation of a Business Combination or (ii) the Company’s failure to complete a Business Combination within the applicable period of time.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “Public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it will require approval by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Post-offering Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and the Company’s officers or directors have agreed (a) to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Post-offering Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company have 15 months from the consummation of the IPO, or August 27, 2026, to consummate its initial business combination (“Combination Period”). If the Company anticipates that it may not be able to consummate initial business combination within the Combination Period, the Company may seek shareholder approval to amend its Post-offering Memorandum and Articles of Association to extend the date by which the Company must consummate its initial business combination. If the Company seek shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

If the Company is unable to complete a Business Combination within the Combination Period or by such earlier liquidation date as the board of directors may approve, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The holders of the Founder Shares and Private Shares have agreed to waive their rights to liquidating distributions from the Trust Account liquidation rights with respect to the Founder Shares, and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if they acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third-party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Going Concern Consideration

As of April 30, 2025, the Company had $499,606 of cash and a working capital deficit of $201,885. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 27, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on June 4, 2025. The interim results for the three months ended April 30, 2025 are not necessarily indicative of the results that may be expected through January 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $499,606 and $59,073 in cash and none in cash equivalents as of April 30, 2025 and January 31, 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the IPO. As of April 30, 2025 there were no derivative financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $2,635,148 consisting principally of $1,725,000 underwriting fees and $806,109 legal and other expenses that were directly related to the IPO and the underwriters’ full exercise of the over-allotment option and charged to shareholder’s equity upon the completion of the IPO and the underwriters’ full exercise of the over-allotment option.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,625,000 ordinary shares sold as part of the Units in the IPO and full excise of over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and sale of Private Placement Units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of April 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of April 30, 2025 (see Note 8).

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On May 27, 2025 and May 30, 2025, the Company sold 7,500,000 Units and 1,125,000 Option Units, respectively, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to convert one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the over-allotment option, the Sponsor and EBC purchased an aggregate of 212,500 Private Placement Units and 86,250 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $2,987,500.

Each Private Placement Unit consists of one ordinary share (“Private Share”) and one right (“Private Right”). Each Private Right will convert into one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination. The proceeds from the Private Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless. Private Placement Units and all underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Founder Shares

On August 22, 2024, the Company issued to the Sponsor 2,875,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0087 per ordinary share.

As of April 30, 2025, there were 2,875,000 Founder Shares issued and outstanding, among which, up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Sponsor will beneficially own 25% of the Company’s issued and outstanding shares after the IPO (excluding the Private Shares and the EBC founder shares and assuming they do not purchase any Public Shares in the IPO).

The holders of the Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares for a time period ending on the date that is 180 days after the completion of the Company’s initial business combination. The holders of the Private Placement Units also agreed not to transfer any ownership interest in, except to permitted transferees, their Private Placement Units until 30 days following the completion of the business combination.

Promissory Note — Related Party

On August 22, 2024 and April 28, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). As of April 30, 2025, the Company had an outstanding loan balance of $700,000 under the Promissory Notes. The Promissory Notes are unsecured, interest-free and due the date on which the Company closes the IPO. The outstanding loan balance was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on May 27, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors, or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans (“Working Capital Loans”) may be convertible into private units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Private Placement Units.

As of April 30, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 22, 2024, commencing on the effective date of the registration statement through the earlier of the initial business combination or the liquidation of the Company, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. On April 4, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was increased to $20,000.

Other

On August 13, 2024, the Company engaged Celine & Partners PLLC (“Celine”) to represent it in connection with the IPO for a fee of $350,000. Celine is controlled by Mr. Hui Chen, who is the husband of Ms. Chen Chen, who controls the Sponsor. Retainer payments totaling $100,000 are payable upon meeting each milestone; the balance of $250,000 will be paid upon the closing of IPO. On January 10, 2025, the Company revised its engagement agreement with Celine to include $100,000 legal fees for additional legal services. The outstanding balance of $350,000 was paid prior to the closing of the IPO.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including tariffs, rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Units (and underlying securities), EBC founder shares and any units the insiders or their affiliates may be issued in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effectiveness of the registration statement relating to the IPO requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make demands that the Company register such securities. Both the holders of the Founder Shares and the holders of the Private Placement Units as well as units issued in payment of working capital loans made to the Company, if applicable, will have the ability to elect to exercise these registration rights at any time after the consummation of an initial Business Combination. In addition, the holders will have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of the initial Business Combination. Notwithstanding the foregoing, the underwriters may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, after the commencement of sales in this offering and may not exercise its demand rights on more than one occasion. The Company will pay the expenses incurred in connection with the filing of any such registration statements.

Right of First Refusal

The Company has granted EBC a right of first refusal for a period commencing from the consummation of the IPO until the consummation of the initial business combination or the liquidation of the trust account in the event that the Company fails to consummate its initial Business Combination within the prescribed time period (but in no event longer than three years from the consummation of the IPO) to act as book running manager, placement agent and/or arranger for all financings where the Company seeks to pursue any equity-linked financings relating to or in connection with a business combination and to receive at least 45% of the aggregate gross spread or fees from any and all such financings.

Subject to certain conditions, the Company has also granted EBC, for a period commencing from the consummation of the IPO until 12 months after the date of the consummation of an initial Business Combination or the liquidation of the Trust Account in the event the Company fails to consummate an initial Business Combination within the prescribed time (but in no event longer than three years from the consummation of the IPO), a right of first refusal to act as lead underwriter for any U.S. registered public offering of securities undertaken by our officer for the purpose of raising capital and placing 90% or more of the proceeds in a trust account (or other similar account) to be used to acquire one or more operating businesses that have not been identified at the time of the public offering.

Underwriting Agreement

The Company granted EBC, the representative of the underwriters, a 45-day option from the effective date of the IPO to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO and over-allotment, or $1,725,000 which was paid upon the closing of the IPO and the underwriters’ full exercise of the over-allotment option.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds (an aggregate of $2,625,000, if the underwriters’ over-allotment option is not exercised in full, or $3,018,750 if the underwriters’ over-allotment option is exercised in full) of the IPO, except that one percentage point (out of the 3.5%) shall be payable pro-rata on the amount remaining in the Trust Account following the Business Combination in relation to the amount following the closing of the over-allotment option. The remaining fee shall be payable as follows: (i) 1.5% of the gross proceeds of the offering shall be payable in cash and (ii) 1.0% of the gross proceeds of the offering shall be payable in convertible notes, containing customary terms, convertible into Ordinary Shares six months after the completion of initial Business Combination.

In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the IPO, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the IPO pursuant to FINRA Rule 5110.

Note 7 — Shareholder’s Deficit

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law.

On September 30, 2024, EBC entered into a securities subscription agreement with the Company to purchase an aggregate of 500,000 shares (“EBC founder shares”) for an aggregate purchase price of approximately $4,348, or approximately $0.0087 per share. On January 10, 2025, EBC agreed to reduce the subscription amount by 300,000 EBC founder shares for no consideration, resulting in EBC holding 200,000 EBC founder shares.

EBC (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Combination Period. None of the EBC founder shares may be transferred, assigned or sold (except to the same permitted transferees as the Founder Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Founder Shares must agree to, each as described herein) until the consummation of an initial Business Combination.

As of April 30, 2025, there were 3,075,000 ordinary shares issued and outstanding. of which an aggregate of up to 375,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Sponsor will own 25% of the issued and outstanding shares after the IPO (excluding the Private Shares and the EBC founder shares and any shares purchased in the IPO).

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the ordinary shares underlying the rights.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chairman, Chief Executive Officer, and Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The Company’s CODM does not review assets by segment in her evaluation and therefore assets by segment are not disclosed below.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended April 30, 2025
Formation and operating costs	$19,937

The key measures of segment profit or loss reviewed by the CODM are interest earned on investments held in Trust Account and formation and operational costs. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company did not identify any other subsequent events, other than discussed below, that would require adjustment or disclosure in the financial statements.

On May 19, 2025, the Company further modified the following key terms of the Proposed Public Offering to decrease the number of Private Placement Units to be purchased by the Sponsor if the underwriters’ over-allotment option is exercised in full from 217,641 units to 212,500 units at a price of $10.00 per unit for an aggregate purchase price of $2,125,000.

On May 27, 2025, the Company consummated its IPO of 7,500,000 Units at an offering price of $10.00 per Unit generating gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, the Company sold 276,250 Private Placement Unit at a price of $10.00 per Private Placement Unit to the Sponsor and EBC in a private placement generating total gross proceeds of $2,762,500.

On May 27, 2025, the Company repaid the outstanding Promissory Note balance of $700,000 to the Sponsor upon the closing of the IPO.

On May 28, 2025, the underwriters notified the Company of their exercise of the over-allotment option in full to purchase 1,125,000 additional units (the “Option Units”) at $10.00 per unit. The closing of the issuance and sale of the Option Units occurred on May 30, 2025 generated total gross proceeds of $11,250,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 22,500 Private Placement Units to the Sponsor and EBC, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $225,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Pelican Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (“IPO” as defined below), and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2024 (inception) through April 30, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended April 30, 2025, we had a net loss of $19,553, which consisted of formation and operating costs of $19,937, offset by interest income of $384.

Liquidity and Capital Resources

On May 27, 2025, we consummated our IPO of 7,500,000 units (the “Units”), at $10.00 per Unit. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which Pelican Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc., (“EBC”) purchased an aggregate of 276,250 private units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,762,500.

On May 28, 2025, the underwriters of the Company, notified the Company of their exercise of the over-allotment option in full and purchased 1,125,000 additional units (the “Option Units”) for an aggregate of 8,625,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $86,250,000. The over-allotment option closed on May 30, 2025. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 22,500 Private Placement Units at a price of $10.00 per Private Placement Unit in the private placement to the Sponsor and EBC, generating total gross proceeds of $225,000.

Upon the closing of the IPO and the closing of the over-allotment option on May 30, 2025, a total of $86,250,000 from the net proceeds of the IPO and the sale of the Private Placement Units was placed in a trust account maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto. To the extent that our ordinary shares are used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of April 30, 2025, we had cash of $499,606 and a working capital deficit of $201,885. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder shares and a total of $700,000 in loans from our Sponsor under two unsecured promissory notes.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 27, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of April 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On August 22, 2024 and April 28, 2025, the Company entered into a promissory note of an aggregate of $200,000 and $500,000 with the Sponsor, respectively. The Promissory Notes were unsecured, interest-free and due on the on the earlier of the date on which the Company closes the IPO or liquidates. As of April 30, 2025, $700,000 was outstanding under the Promissory Notes. We repaid the outstanding balance of $700,000 to the Sponsor on May 27, 2025 upon the closing of the IPO.

Administrative Services Agreement

On August 22, 2024, the Company and the Sponsor entered into an Administrative Services Agreement, commencing on the effective date of the registration statement of the initial public offering through the earlier of our consummation of a business combination or the Company’s liquidation, pursuant to which the Company will pay the Sponsor a total of $15,000 per month for office space, administrative and support services. On April 4, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was increased to $20,000.

Underwriting Agreement

We granted EBC, the representative of the underwriters, a 45-day option from the date of IPO, to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option which was closed on May 30, 2025.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $1,500,000 in the aggregate, which was paid at the closing of the IPO on May 27, 2025. The underwriters were entitled to a cash underwriting discount of $0.20 per Option Unit, or $225,000 in the aggregate, which was paid at the closing of the over-allotment option, on May 30, 2025.

Right of First Refusal

We have granted EBC a right of first refusal for a period commencing from the consummation of this offering until the consummation of our initial business combination or the liquidation of the trust account in the event that we fail to consummate our initial business combination within the prescribed time period (but in no event longer than three years from consummation of this offering) to act as book running manager, placement agent and/or arranger for all financings where we seek to raise equity, equity-linked, debt or mezzanine financings relating to or in connection with a business combination.

Subject to certain conditions, we have also granted EBC, for a period commencing from the consummation of this offering until 12 months after the date of the consummation of our initial business combination or the liquidation of the trust account in the event we fail to consummate our initial business combination within the prescribed time (but in no event longer than three years from consummation of this offering), a right of first refusal to act as lead underwriter for any U.S. registered public offering of securities undertaken by our officer for the purpose of raising capital and placing 90% or more of the proceeds in a trust account (or other similar account) to be used to acquire one or more operating businesses that have not been identified at the time of the public offering.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds (an aggregate of $2,625,000, if the underwriters’ over-allotment option is not exercised in full, or $3,018,750 if the underwriters’ over-allotment option is exercised in full) of the IPO, except that one percentage point (out of the 3.5%) shall be payable pro-rata on the amount remaining in the Trust Account following the Business Combination in relation to the amount following the closing of the over-allotment option. The remaining fee shall be payable as follows: (i) 1.5% of the gross proceeds of the offering shall be payable in cash and (ii) 1.0% of the gross proceeds of the offering shall be payable in convertible notes, containing customary terms, convertible into Ordinary Shares six months after the completion of initial Business Combination.

In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the IPO, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the IPO pursuant to FINRA Rule 5110.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of April 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended April 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 22, 2024, the Sponsor acquired an aggregate of 2,875,000 Founder Shares for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 375,000 Founder Shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Founder Shares will represent 25% of our issued and outstanding shares after this offering (excluding the private shares and the EBC founder shares).

On September 30, 2024, EBC entered into a securities subscription agreement with the Company to purchase an aggregate of 500,000 ordinary shares, or “EBC founder shares,” from us for an aggregate purchase price of $4,348. Subsequently on January 10, 2025, EBC agreed to reduce the subscription amount by 300,000 EBC founder shares for no consideration, resulting in EBC holding an aggregate of 200,000 EBC founder shares.

On May 27, 2025, the Company consummated its initial public offering of 7,500,000 units. Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $75,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement in which the Sponsor and EBC purchased an aggregate of 276,250 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,762,500.

On May 28, 2025, the underwriters of the Company, notified the Company of their exercise of the over-allotment option in full and purchased 1,125,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $11,250,000. The over-allotment option closed on May 30, 2025. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 22,500 units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $225,000.

Upon the closing of the IPO and the closing of the over-allotment option on May 30, 2025, a total of $86,250,000 from the net proceeds of the IPO and the sale of the Private Placement Units was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2025

Pelican Acquisition Corporation

By:	/s/ Robert Labbe
Name:	Robert Labbe
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)