Form 10-Q
period 2025-07-31
Pelican Acquisition Corp
filed 2025-09-15
CIK 2037431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2025

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

As of September 15, 2025, 11,998,750 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Pelican Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED JULY 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PELICAN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	July 31, 2025	January 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$252,240	$59,073
Prepaid expenses	116,338	-
Total Current Assets	368,578	59,073

Deferred offering costs	-	149,313
Prepaid expenses	58,314	-
Investments held in Trust Account	86,885,672	-
Total Assets	$87,312,564	$208,386

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$83,698	$18,539
Accrued offering costs	278	3,063
Promissory note – related party	-	200,000
Total Current Liabilities	83,976	221,602
Total Liabilities	83,976	221,602

Commitments and Contingencies – see Note 6

Ordinary shares subject to possible redemption, 8,625,000 shares and 0 shares at redemption value of $10.07 and $0 per share as of July 31, 2025 and January 31, 2025, respectively	86,885,672	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,373,750 and 3,075,000 shares(1) issued and outstanding as of July 31, 2025 and January 31, 2025 (excluding 8,625,000 and 0 shares subject to possible redemption as of July 31, 2025 and January 31, 2025, respectively)	337	307
Additional paid-in capital	97,286	29,041
Retained earnings (Accumulated deficit)	245,293	(42,564)
Total Shareholders’ Equity (Deficit)	342,916	(13,216)
Total Liabilities and Shareholders’ Equity (Deficit)	$87,312,564	$208,386

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31, 2025	For the Six Months Ended July 31, 2025
General and administrative expenses	$331,247	$351,184
Loss from Operations	(331,247)	(351,184)

Other income:
Interest income	2,985	3,369
Interest earned on investments held in Trust Account	635,672	635,672
Total other income	638,657	639,041
Net income	$307,410	$287,857

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,081,522	3,091,160
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.03	$0.05
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,171,698	2,939,758
Basic and diluted net income per share, non-redeemable ordinary shares	$0.03	$0.05

(1)	Excludes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2025

	Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’ (Deficit)
	Shares(1)	Amount	Capital	Earnings	Equity
Balance–January 31, 2025(1)	3,075,000	$307	$29,041	$(42,564)	$(13,216)
Net loss	-	-	-	(19,553)	(19,553)
Balance–April 30, 2025(1)	3,075,000	$307	$29,041	$(62,117)	$(32,769)
Issuance of Private Placement Units	298,750	30	2,987,470	-	2,987,500
Issuance of Public Rights net of issuance costs	-	-	1,337,837	-	1,337,837
Issuance of representative shares			247,556		247,556
Remeasurement of carrying value to redemption value	-	-	(4,504,618)	-	(4,504,618)
Net income	-	-	-	307,410	307,410
Balance – July 31, 2025	3,373,750	$337	$97,286	$245,293	$342,916

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 31, 2025
Cash Flows from Operating Activities:
Net income	$287,857
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(635,672)
Changes in operating assets and liabilities:
Prepaid expenses	(174,652)
Accrued expenses	62,374
Net cash used in operating activities	(460,093)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(86,250,000)
Net cash used in investing activities	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	86,250,000
Proceeds from sale of Private Placements units	2,987,500
Payment of underwriter fees	(1,725,000)
Proceeds from promissory note - related party	500,000
Repayment of promissory note - related party	(700,000)
Payment of offering costs	(409,240)
Net cash provided by financing activities	86,903,260

Net Changes in Cash	193,167
Cash - Beginning of period	59,073
Cash - End of period	$252,240

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of carrying value to redemption value	$4,504,618

The accompanying notes are an integral part of the unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

Pelican Acquisition Corporation (the “Company” or “Pelican”) is a blank check company incorporated under the laws of the Cayman Islands with limited liability on July 23, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, although the Company intends to primarily focus on target businesses within the technology industry globally. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of July 31, 2025, the Company had not commenced any operations. For the period from July 23, 2024 (inception) through July 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected January 31 as its fiscal year end.

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

Merger Agreement

On September 9, 2025, Pelican (or “Purchaser”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Pelican Holdco, Inc., a Texas corporation (“Holdco”), Pelican Merger Sub, Inc., a Texas corporation and wholly-owned subsidiary of Holdco, Greenland Exploration Limited, a Texas Corporation (“Greenland”), Greenland Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of Holdco, and March GL Company, a Texas corporation (“March GL”).

Prior to the closing, Pelican will effect a domestication pursuant to which Pelican will discontinue as a Cayman Islands exempted company and domesticate as a Texas corporation (the “Domestication”). Upon the Domestication, each issued and outstanding Pelican security will remain outstanding and automatically represent a corresponding security of Pelican as a Texas corporation, without any action required by the holders.

Following the Domestication, the transaction will include a series of mergers whereby Pelican, Greenland, and March GL will each merge with subsidiaries of Holdco, which will be renamed Greenland Energy Company and become publicly traded company on the Nasdaq.

The Merger consideration being a number of shares of Holdco common stock with an aggregate value equal to US$215,000,000, based upon a per share value of US$10.00. Existing Greenland shareholders will receive an aggregate of 1,500,000 shares of Holdco common stock and existing March GL shareholders will receive an aggregate of 20,000,000 shares of Holdco common stock. Pelican shareholders will receive one share of Holdco common stock for each share of Pelican common stock they currently hold (subject to redemptions).

Transfer of Founder Shares

Prior to the Closing, Purchaser shall cause the Sponsor and any other party that holds Founder Shares (except for EarlyBirdCapital, Inc.), to (i) forfeit and cancel, in aggregate, 718,750 Founder Shares, and (ii) following such forfeiture, transfer to FG Merchant Partners LP (a shareholder of March GL), pursuant to a purchase and sale agreement, 20% of the total remaining Founder Shares (which, for the avoidance of doubt, shall be 431,250 Founder Shares representing 20% of 2,156,250 Founder Shares post-forfeiture), at the same purchase price per share as originally paid by the Sponsor for such Founder Shares. Following such transfer, the Sponsor and any other party that holds Founder Shares (excluding EarlyBirdCapital, Inc.) shall retain 1,725,000 Founder Shares, in addition to any private units acquired in connection with Pelican’s IPO.

Termination

The Merger Agreement may be terminated by Pelican or Greenland or March GL under certain circumstances, including, among others: (a) by mutual written consent of Holdco, Greenland and March GL; (b) by either Holdco or Greenland or March GL if the Closing of the Business Combination has not occurred on or before June 30, 2026, (c) by Holdco if any of the Companies shall have failed to obtain the necessary shareholder approvals; (d) by either Greenland or March GL or Pelican if the Pelican Special Meeting is held (including any adjournment or postponement thereof) and has concluded, the Pelican’s shareholders have duly voted, and the Required Pelican Shareholder Approval (as defined in the Merger Agreement) was not obtained.

In addition, if the Merger Agreement is terminated as a primary result of the actions or inactions of Pelican, Pelican shall, or shall cause the applicable Pelican shareholder to, transfer, convey and assign to Greenland one-third (1/3) of the issued and outstanding Founder Shares, free and clear of all Liens, as a termination fee (the “Termination Fee”). The Parties acknowledge and agree that the Termination Fee is intended to compensate Greenland for the time, expense and opportunity costs incurred in connection with the Merger Agreement and the transactions contemplated hereby and is not a penalty.

Pelican Merger Sub Promissory Note - Greenland

On September 9, 2025, Pelican Merger Sub issued a promissory note to Greenland in the amount of $100,000, to be used, in part, for merger related transaction costs (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which Greenland closes its initial business combination. On September 9, 2025, Greenland deposited $100,000 into Pelican’s operating account.

Certain Related Agreements

In connection with the execution of the Merger Agreement, (i) the sponsor of Pelican, entered into a support agreement pursuant to which it agreed to vote its shares of Pelican in favor of the transaction and take certain other actions in support of the Mergers (the “Sponsor Support Agreement”), and (ii) certain shareholders of Greenland and March GL entered into a support agreement pursuant to which they agreed to vote their shares of the company in favor of the transaction and take certain other actions in support of the Mergers (the “Company Support Agreement”). At Closing, all Greenland and March GL shareholders will enter into lock-up agreements (the “Form of Company Lock-Up Agreement”), restricting the transfer of certain shares for specified periods following the Closing. Pelican, Holdco, Robert Price (the “Subject Party”) entered into a non-competition and non-solicitation agreement (the “Non-Competition and Non-Solicitation Agreement”), to be effective as of the Closing, pursuant to which, among other things, the Subject Party may not, without the prior written consent of Pelican (which may be withheld in its sole discretion), directly or indirectly engage in the Business (as defined by the Non-Competition and Non-Solicitation Agreement), anywhere in Greenland.

Liquidity, Capital Resources and Going Concern

As of July 31, 2025, the Company had $252,240 of cash and a working capital of $284,602. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 27, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on June 4, 2025. The interim results for the three and six months ended July 31, 2025 are not necessarily indicative of the results that may be expected through January 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $252,240 and $59,073 in cash and none in cash equivalents as of July 31, 2025 and January 31, 2025, respectively.

Investments Held in Trust Account

As of July 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 input utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of July 31, 2025 and January 31, 2025, the Company has not experienced losses on these accounts.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the IPO. As of July 31, 2025 and January 31, 2025, there were no derivative financial instruments.

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

Accordingly, as of July 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of July 31, 2025, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,625,000	$86,250,000
Less:
Proceeds allocated to Public Rights		(1,380,000)
Reversal of proceeds allocated to over-allotment option		104,039
Ordinary shares issuance costs		(2,592,985)
Plus:
Remeasurement of carrying value to redemption value		4,504,618
Ordinary shares subject to possible redemption – July 31, 2025	8,625,000	$86,885,672

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of net income per redeemable share and net income per non-redeemable share following the two-class method of net income per ordinary share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of July 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income per ordinary share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three Months Ended July 31, 2025		Six Months Ended July 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$202,040	$105,370	$147,542	$140,315

Denominator:
Basic and diluted weighted average shares outstanding	6,081,522	3,171,698	3,091,160	2,939,758
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.05	$0.05

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of July 31, 2025 and January 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder Shares

On August 22, 2024, the Company issued to the Sponsor 2,875,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0087 per ordinary share, among which, up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Sponsor will beneficially own 25% of the Company’s issued and outstanding shares after the IPO (excluding the Private Shares and the EBC founder shares and assuming they do not purchase any Public Shares in the IPO).

As a result of the underwriter’s full exercise of its over-allotment option on May 30, 2025, no shares are subject to forfeiture. As of July 31, 2025, there were 2,875,000 Founder Shares issued and outstanding.

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

Promissory Note — Related Party

On August 22, 2024 and April 28, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes are unsecured, interest-free and due the date on which the Company closes the IPO. The outstanding loan balance was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on May 27, 2025. As of July 31, 2025 and January 31, 2025, the Company had $0 and $200,000 outstanding loan balance under the Promissory Note, respectively.

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

As of July 31, 2025 and January 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 22, 2024, commencing on the effective date of the registration statement through the earlier of the initial business combination or the liquidation of the Company, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. On April 4, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was increased to $20,000. The Company incurred and paid the Sponsor $45,806 and $60,000 for each of the three and six months ended July 31, 2025, respectively, of which $14,194 was included in the current portion of prepaid expenses as of July 31, 2025.

Other

On August 13, 2024, the Company engaged Celine & Partners PLLC (“Celine”) to represent it in connection with the IPO for a fee of $350,000. Celine is controlled by Mr. Hui Chen, who is the husband of Ms. Chen Chen, who controls the Sponsor. Retainer payments totaling $100,000 are payable upon meeting each milestone: (i) an initial retainer fee of $50,000 and (ii) $50,000 upon the initial filing with the SEC of the registration statement for the IPO. The balance of $250,000 will be paid upon the closing of IPO. On January 10, 2025, the Company revised its engagement agreement with Celine to include $100,000 legal fees for additional legal services. The outstanding balance of $350,000 was paid prior to the closing of the IPO.

Additionally, the Company engaged Celine to represent it for all U.S. corporate and securities compliance matters. A flat fee of $10,000 per month is charged for the ongoing public reports such as Form 10-Qs, 10-Ks, Form 8-Ks and press releases. On January 10, 2025, the Company and Celine amended the engagement letter to increase the monthly fee to $20,000.

The Company incurred $40,000 in legal fees for each of the three and six months ending July 31, 2025, and paid $60,000, of which $20,000 was included in the current portion of prepaid expenses on the accompanying unaudited condensed balance sheets as of July 31, 2025.

On May 5, 2025, the Company engaged Celine to represent it in all corporate and securities compliance matters in connection with its initial business combination and agrees to pay the following fees: (i) an initial retainer fee of $50,000; (ii) $50,000 upon execution of the Business Combination Agreement (BCA) related to the SPAC merger; (iii) $50,000 upon filing Form F-4 with the SEC; (iv) $50,000 upon receipt of SEC comments and providing corresponding responses; and (v) an closing fee of $50,000.

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

Underwriting Agreement

The Company granted EBC, the representative of the underwriters, a 45-day option from the effective date of the IPO to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on May 30, 2025.

The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO and over-allotment, or $1,725,000 which was paid upon the closing of the IPO and the underwriters’ full exercise of the over-allotment option.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO (or $3,018,750), except that one percentage point (out of the 3.5%) shall be payable pro-rata on the amount remaining in the Trust Account following the Business Combination in relation to the amount following the closing of the over-allotment option. The remaining fee shall be payable as follows: (i) 1.5% of the gross proceeds of the offering shall be payable in cash and (ii) 1.0% of the gross proceeds of the offering shall be payable in convertible notes, containing customary terms, convertible into Ordinary Shares six months after the completion of initial Business Combination.

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

Note 7 — Shareholders’ (Deficit) Equity

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

As of January 31, 2025, there were 3,075,000 ordinary shares issued and outstanding, of which an aggregate of up to 375,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. As a result of the underwriter’s full exercise of its over-allotment option on May 30, 2025, no shares are subject to forfeiture and as a result, there were 3,373,750 ordinary shares issued and outstanding as of July 31, 2025.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of July 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	July 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$86,885,672	$86,885,672	-	-

Note 9 — Segment Information

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

The Company’s chief operating decision maker has been identified as the Chairman, Chief Executive Officer, and Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended July 31, 2025	For the Six Months Ended July 31, 2025
General and administrative expenses	$331,247	$351,184
Interest earned on investments held in Trust Account	$635,672	$635,672

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company identified the following subsequent events, that would require adjustment or disclosure in the financial statements.

Merger Agreement

On September 9, 2025, Pelican entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Pelican Holdco, Inc., a Texas corporation (“Holdco”), Pelican Merger Sub, Inc., a Texas corporation and wholly-owned subsidiary of Holdco, Greenland Exploration Limited, a Texas Corporation (“Greenland”), Greenland Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of Holdco, and March GL Company, a Texas corporation (“March GL”).

Prior to the closing, Pelican will effect a domestication pursuant to which Pelican will discontinue as a Cayman Islands exempted company and domesticate as a Texas corporation (the “Domestication”). Upon the Domestication, each issued and outstanding Pelican security will remain outstanding and automatically represent a corresponding security of Pelican as a Texas corporation, without any action required by the holders.

Following the Domestication, the transaction will include a series of mergers whereby Pelican, Greenland, and March GL will each merge with subsidiaries of Holdco, which will be renamed Greenland Energy Company and become publicly traded company on the Nasdaq.

The Merger consideration being a number of shares of Holdco common stock with an aggregate value equal to US$215,000,000, based upon a per share value of US$10.00. Existing Greenland shareholders will receive an aggregate of 1,500,000 shares of Holdco common stock and existing March GL shareholders will receive an aggregate of 20,000,000 shares of Holdco common stock. Pelican shareholders will receive one share of Holdco common stock for each share of Pelican common stock they currently hold (subject to redemptions).

Transfer of Founder Shares

Prior to the Closing, Purchaser shall cause the Sponsor and any other party that holds Founder Shares (except for EarlyBirdCapital, Inc.), to (i) forfeit and cancel, in aggregate, 718,750 Founder Shares, and (ii) following such forfeiture, transfer to FG Merchant Partners LP (a shareholder of March GL), pursuant to a purchase and sale agreement, 20% of the total remaining Founder Shares (which, for the avoidance of doubt, shall be 431,250 Founder Shares representing 20% of 2,156,250 Founder Shares post-forfeiture), at the same purchase price per share as originally paid by the Sponsor for such Founder Shares. Following such transfer, the Sponsor and any other party that holds Founder Shares (excluding EarlyBirdCapital, Inc.) shall retain 1,725,000 Founder Shares, in addition to any private units acquired in connection with Pelican’s IPO.

Termination

The Merger Agreement may be terminated by Pelican or Greenland or March GL under certain circumstances, including, among others: (a) by mutual written consent of Holdco, Greenland and March GL; (b) by either Holdco or Greenland or March GL if the Closing of the Business Combination has not occurred on or before June 30, 2026, (c) by Holdco if any of the Companies shall have failed to obtain the necessary shareholder approvals; (d) by either Greenland or March GL or Pelican if the Pelican Special Meeting is held (including any adjournment or postponement thereof) and has concluded, the Pelican’s shareholders have duly voted, and the Required Pelican Shareholder Approval (as defined in the Merger Agreement) was not obtained.

In addition, if the Merger Agreement is terminated as a primary result of the actions or inactions of Pelican, Pelican shall, or shall cause the applicable Pelican shareholder to, transfer, convey and assign to Greenland one-third (1/3) of the issued and outstanding Founder Shares, free and clear of all Liens, as a termination fee (the “Termination Fee”). The Parties acknowledge and agree that the Termination Fee is intended to compensate Greenland for the time, expense and opportunity costs incurred in connection with the Merger Agreement and the transactions contemplated hereby and is not a penalty.

Pelican Merger Sub Promissory Note - Greenland

On September 9, 2025, Pelican Merger Sub issued a promissory note to Greenland in the amount of $100,000, to be used, in part, for merger related transaction costs (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which Greenland closes its initial business combination. On September 9, 2025, Greenland deposited $100,000 into Pelican’s operating account.

Certain Related Agreements

In connection with the execution of the Merger Agreement, (i) the sponsor of Pelican, entered into a support agreement pursuant to which it agreed to vote its shares of Pelican in favor of the transaction and take certain other actions in support of the Mergers (the “Sponsor Support Agreement”), and (ii) certain shareholders of Greenland and March GL entered into a support agreement pursuant to which they agreed to vote their shares of the company in favor of the transaction and take certain other actions in support of the Mergers (the “Company Support Agreement”). At Closing, all Greenland and March GL shareholders will enter into lock-up agreements (the “Form of Company Lock-Up Agreement”), restricting the transfer of certain shares for specified periods following the Closing. Pelican, Holdco, Robert Price (the “Subject Party”) entered into a non-competition and non-solicitation agreement (the “Non-Competition and Non-Solicitation Agreement”), to be effective as of the Closing, pursuant to which, among other things, the Subject Party may not, without the prior written consent of Pelican (which may be withheld in its sole discretion), directly or indirectly engage in the Business (as defined by the Non-Competition and Non-Solicitation Agreement), anywhere in Greenland.

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

Recent Developments

Merger Agreement

On September 9, 2025, Pelican entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Pelican Holdco, Inc., a Texas corporation (“Holdco”), Pelican Merger Sub, Inc., a Texas corporation and wholly-owned subsidiary of Holdco, Greenland Exploration Limited, a Texas Corporation (“Greenland”), Greenland Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of Holdco, and March GL Company, a Texas corporation (“March GL”).

Prior to the closing, Pelican will effect a domestication pursuant to which Pelican will discontinue as a Cayman Islands exempted company and domesticate as a Texas corporation (the “Domestication”). Upon the Domestication, each issued and outstanding Pelican security will remain outstanding and automatically represent a corresponding security of Pelican as a Texas corporation, without any action required by the holders.

Following the Domestication, the transaction will include a series of mergers whereby Pelican, Greenland, and March GL will each merge with subsidiaries of Holdco, which will be renamed Greenland Energy Company and become publicly traded company on the Nasdaq.

The Merger consideration being a number of shares of Holdco common stock with an aggregate value equal to US$215,000,000, based upon a per share value of US$10.00. Existing Greenland shareholders will receive an aggregate of 1,500,000 shares of Holdco common stock and existing March GL shareholders will receive an aggregate of 20,000,000 shares of Holdco common stock. Pelican shareholders will receive one share of Holdco common stock for each share of Pelican common stock they currently hold (subject to redemptions).

Transfer of Founder Shares

Prior to the Closing, Purchaser shall cause the Sponsor and any other party that holds Founder Shares (except for EarlyBirdCapital, Inc.), to (i) forfeit and cancel, in aggregate, 718,750 Founder Shares, and (ii) following such forfeiture, transfer to FG Merchant Partners LP (a shareholder of March GL), pursuant to a purchase and sale agreement, 20% of the total remaining Founder Shares (which, for the avoidance of doubt, shall be 431,250 Founder Shares representing 20% of 2,156,250 Founder Shares post-forfeiture), at the same purchase price per share as originally paid by the Sponsor for such Founder Shares. Following such transfer, the Sponsor and any other party that holds Founder Shares (excluding EarlyBirdCapital, Inc.) shall retain 1,725,000 Founder Shares, in addition to any private units acquired in connection with Pelican’s IPO.

Termination

The Merger Agreement may be terminated by Pelican or Greenland or March GL under certain circumstances, including, among others: (a) by mutual written consent of Holdco, Greenland and March GL; (b) by either Holdco or Greenland or March GL if the Closing of the Business Combination has not occurred on or before June 30, 2026, (c) by Holdco if any of the Companies shall have failed to obtain the necessary shareholder approvals; (d) by either Greenland or March GL or Pelican if the Pelican Special Meeting is held (including any adjournment or postponement thereof) and has concluded, the Pelican’s shareholders have duly voted, and the Required Pelican Shareholder Approval (as defined in the Merger Agreement) was not obtained.

In addition, if the Merger Agreement is terminated as a primary result of the actions or inactions of Pelican, Pelican shall, or shall cause the applicable Pelican shareholder to, transfer, convey and assign to Greenland one-third (1/3) of the issued and outstanding Founder Shares, free and clear of all Liens, as a termination fee (the “Termination Fee”). The Parties acknowledge and agree that the Termination Fee is intended to compensate Greenland for the time, expense and opportunity costs incurred in connection with the Merger Agreement and the transactions contemplated hereby and is not a penalty.

Pelican Merger Sub Promissory Note - Greenland

On September 9, 2025, Pelican Merger Sub issued a promissory note to Greenland in the amount of $100,000, to be used, in part, for merger related transaction costs (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which Greenland closes its initial business combination. On September 9, 2025, Greenland deposited $100,000 into Pelican’s operating account.

Certain Related Agreements

In connection with the execution of the Merger Agreement, (i) the sponsor of Pelican, entered into a support agreement pursuant to which it agreed to vote its shares of Pelican in favor of the transaction and take certain other actions in support of the Mergers (the “Sponsor Support Agreement”), and (ii) certain shareholders of Greenland and March GL entered into a support agreement pursuant to which they agreed to vote their shares of the company in favor of the transaction and take certain other actions in support of the Mergers (the “Company Support Agreement”). At Closing, all Greenland and March GL shareholders will enter into lock-up agreements (the “Form of Company Lock-Up Agreement”), restricting the transfer of certain shares for specified periods following the Closing. Pelican, Holdco, Robert Price (the “Subject Party”) entered into a non-competition and non-solicitation agreement (the “Non-Competition and Non-Solicitation Agreement”), to be effective as of the Closing, pursuant to which, among other things, the Subject Party may not, without the prior written consent of Pelican (which may be withheld in its sole discretion), directly or indirectly engage in the Business (as defined by the Non-Competition and Non-Solicitation Agreement), anywhere in Greenland.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2024 (inception) through July 31, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended July 31, 2025, we had a net income of $307,410, which consisted of interest income of $638,657, partially offset by general and administrative expenses of $331,247.

For the six months ended July 31, 2025, we had a net income of $287,857, which consisted of interest income of $639,041, partially offset by general and administrative expenses of $351,184.

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

As of July 31, 2025, we had cash of $252,240 and a working capital of $284,602. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder shares and a total of $700,000 in loans from our Sponsor under two unsecured promissory notes.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of July 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO (or $3,018,750), except that one percentage point (out of the 3.5%) shall be payable pro-rata on the amount remaining in the Trust Account following the Business Combination in relation to the amount following the closing of the over-allotment option. The remaining fee shall be payable as follows: (i) 1.5% of the gross proceeds of the offering shall be payable in cash and (ii) 1.0% of the gross proceeds of the offering shall be payable in convertible notes, containing customary terms, convertible into Ordinary Shares six months after the completion of initial Business Combination.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of April 30, 2025.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of July 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended July 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 15, 2025

Pelican Acquisition Corporation

By:	/s/ Robert Labbe
Name:	Robert Labbe
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)