Form 10-Q
period 2025-10-31
Pelican Acquisition Corp
filed 2025-12-19
CIK 2037431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-42666

Pelican Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 349

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

As of December 19, 2025, 11,998,750 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Pelican Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED OCTOBER 31, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of October 31, 2025 (Unaudited) and January 31, 2025	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended October 31, 2025 and for the Three Months Ended October 31, 2024 and for the Period from July 23, 2024 (Inception) Through October 31, 2024	2
	Unaudited Condensed Statement of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended October 31, 2025 and for the Three Months Ended October 31, 2024 and for the Period from July 23, 2024 (Inception) Through October 31, 2024	3
	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended October 31, 2025 and for the Period from July 23, 2024 (Inception) Through October 31, 2024	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION		28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

SIGNATURES		30

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PELICAN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	October 31, 2025	January 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$220	$59,073
Prepaid expenses	165,049	-
Total Current Assets	165,269	59,073

Deferred offering costs	-	149,313
Prepaid expenses	114,735	-
Investments held in Trust Account	87,774,470	-
Total Assets	$88,054,474	$208,386

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$195,166	$18,539
Accrued offering costs	278	3,063
Due to related party – administrative fee	5,806	-
Due to related party	10,000	-
Due to target company (Greenland)	100,000	-
Promissory note – related party	-	200,000
Total Current Liabilities	311,250	221,602
Total Liabilities	311,250	221,602

Commitments and Contingencies – see Note 6

Ordinary shares subject to possible redemption, 8,625,000 shares and 0 shares at redemption value of $10.18 and $0 per share as of October 31, 2025 and January 31, 2025, respectively	87,774,470	-

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,373,750 and 3,075,000 shares(1) issued and outstanding as of October 31, 2025 and January 31, 2025 (excluding 8,625,000 and 0 shares subject to possible redemption as of October 31, 2025 and January 31, 2025, respectively)	337	307
Additional paid-in capital	-	29,041
Accumulated deficit	(31,583)	(42,564)
Total Shareholders’ Deficit	(31,246)	(13,216)
Total Liabilities and Shareholders’ Deficit	$88,054,474	$208,386

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended October 31, 2025	For the Three Months Ended October 31, 2024	For the Nine Months Ended October 31, 2025	For the Period from July 23, 2024 (Inception) to October 31, 2024
General and administrative expenses	$375,265	$43,064	$726,449	$43,064
Loss from operations	(375,265)	(43,064)	(726,449)	(43,064)

Other income:
Interest income	1,103	-	4,472	-
Interest earned on investments held in Trust Account	888,798	-	1,524,470	-
Total other income	889,901	-	1,528,942	-
Net income (loss)	$514,636	$(43,064)	$802,493	$(43,064)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	8,625,000	-	4,956,044	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.04	$-	$0.10	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,373,750	2,700,000	3,086,012	2,700,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.04	$(0.02)	$0.10	$(0.02)

(1)	Excludes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance – January 31, 2025(1)	3,075,000	$307	$29,041	$(42,564)	$(13,216)
Net loss	-	-	-	(19,553)	(19,553)
Balance – April 30, 2025(1)	3,075,000	$307	$29,041	$(62,117)	$(32,769)
Issuance of Private Placement Units	298,750	30	2,987,470	-	2,987,500
Issuance of Public Rights net of issuance costs	-	-	1,337,837	-	1,337,837
Issuance of representative shares	-	-	247,556	-	247,556
Remeasurement of carrying value to redemption value	-	-	(4,504,618)	-	(4,504,618)
Net income	-	-	-	307,410	307,410
Balance – July 31, 2025	3,373,750	$337	$97,286	$245,293	$342,916
Remeasurement of carrying value to redemption value	-	-	(888,798)	-	(888,798)
Accretion of additional paid-in capital to accumulated deficit	-	-	791,512	(791,512)	-
Net income	-	-	-	514,636	514,636
Balance – October 31, 2025	3,373,750	$337	$-	$(31,583)	$(31,246)

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND FOR THE PERIOD FROM JULY 23, 2024 (INCEPTION) TO OCTOBER 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – July 23, 2024 (Inception)	-	$-	$-	$-	$-
Net loss	-	-	-	-	-
Balance – July 31, 2024	-	$-	$-	$-	$-
Founder shares issued to the Sponsor(1)	2,875,000	287	24,713	-	25,000
Ordinary shares issued to underwriter	200,000	20	4,328	-	4,348
Net loss	-	-	-	(42,564)	(42,564)
Balance – October 31, 2024	3,075,000	$307	$29,041	$(42,564)	$(13,216)

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PELICAN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended October 31, 2025	For the Period from July 23, 2024 (Inception) to October 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$802,493		$(43,064)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,524,470)		-
Changes in operating assets and liabilities:
Prepaid expenses	(279,784)		-
Accrued expenses	173,842		18,539
Net cash used in operating activities	(827,919)		(24,525)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(86,250,000)		-
Net cash used in investing activities	(86,250,000)		-

Cash Flows from Financing Activities:
Proceeds from sale of public units	86,250,000
Proceeds from sale of Private Placements units	2,987,500
Payment of underwriter fees	(1,725,000)
Proceeds from issuance of founder shares to Sponsor	-		25,000
Proceeds from issuance of EBC founder shares to the underwriter	-		4,348
Payment of offering costs	(409,240)		(108,500)
Repayment of promissory note - related party	(700,000)		-
Proceeds from promissory note - related party	500,000		200,000
Due to target company	100,000		-
Due to related party	15,806		-
Net cash provided by financing activities	87,019,066		120,848

Net Changes in Cash	(58,853)		96,323
Cash - Beginning of period	59,073		-
Cash - End of period	$220		$96,323

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of additional paid in capital to accumulated deficit	$791,512		$-
Remeasurement of carrying value to redemption value	$5,393,416	$
Deferred offering costs included in accrued offering costs	$-		$3,063

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

As of October 31, 2025, the Company had not commenced any operations. For the period from July 23, 2024 (inception) through October 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected January 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of October 31, 2025, the Company had $220 of cash and a working capital deficit of $145,981. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 27, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on June 4, 2025. The interim results for the three and nine months ended October 31, 2025 are not necessarily indicative of the results that may be expected through January 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $220 and $59,073 in cash and none in cash equivalents as of October 31, 2025 and January 31, 2025, respectively.

Investments Held in Trust Account

As of October 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 input utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of October 31, 2025 and January 31, 2025, the Company has not experienced losses on these accounts.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the IPO. As of October 31, 2025 and January 31, 2025, there were no derivative financial instruments.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,625,000 ordinary shares sold as part of the Units in the IPO and full excise of over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of October 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of October 31, 2025 the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,625,000	$86,250,000
Less:
Proceeds allocated to Public Rights	-	(1,380,000)
Reversal of proceeds allocated to over-allotment option	-	104,039
Ordinary shares issuance costs	-	(2,592,985)
Plus:
Remeasurement of carrying value to redemption value	-	5,393,416
Ordinary shares subject to possible redemption – October 31, 2025	8,625,000	$87,774,470

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of October 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income per ordinary share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three Months Ended October 31, 2025	Three Months Ended October 31, 2024	Nine Months Ended October 31, 2025	For the Period from July 23, 2024 (Inception) to October 31, 2024
Net income (loss)	$514,636	$(43,064)	$802,493	$(43,064)

	Three Months Ended October 31, 2025		Three Months Ended October 31, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss)	$369,933	$144,703	$-	$(43,064)

Denominator:
Basic and diluted weighted average shares outstanding	8,625,000	3,373,750	-	2,700,000
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$-	$(0.02)

	Nine Months Ended October 31, 2025		For the Period from July 23, 2024 (Inception) to October 31, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss)	$494,549	$307,944	$-	$(43,064)

Denominator:
Basic and diluted weighted average shares outstanding	4,956,044	3,086,012	-	2,700,000
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$-	$(0.02)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of October 31, 2025 and January 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As a result of the underwriter’s full exercise of its over-allotment option on May 30, 2025, no shares are subject to forfeiture. As of October 31, 2025, there were 2,875,000 Founder Shares issued and outstanding.

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

Promissory Note — Related Party

On August 22, 2024 and April 28, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes are unsecured, interest-free and due the date on which the Company closes the IPO. The outstanding loan balance was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on May 27, 2025. As of October 31, 2025 and January 31, 2025, the Company had $0 and $200,000 outstanding loan balance under the Promissory Note, respectively.

Due to Related Party

The Sponsor funded the Company’s transaction costs related to the business combination. As of October 31, 2025 and January 31, 2025, $10,000 and nil were outstanding, respectively; the amount is unsecured, interest-free and due on demand.

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

As of October 31, 2025 and January 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 22, 2024, commencing on the effective date of the registration statement through the earlier of the initial business combination or the liquidation of the Company, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. On April 4, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was increased to $20,000. The Company incurred $60,000 and $105,806 for each of the three and nine months ended October 31, 2025, respectively, of which $5,806 was unpaid and accrued in the administrative fees due to the Sponsor on the accompanying unaudited condensed balance sheet as of October 31, 2025. The Company did not incur any administrative fees during fiscal year ended January 31, 2025.

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

The Company incurred $60,000 and $100,000 in legal fees for each of the three and nine months ending October 31, 2025, respectively; of which $80,000 was paid. The unpaid $20,000 was included in the accrued expenses on the accompanying unaudited condensed balance sheets as of October 31, 2025.

On May 5, 2025, the Company engaged Celine to represent it in all corporate and securities compliance matters in connection with its initial business combination and agrees to pay the following fees: (i) an initial retainer fee of $50,000; (ii) $50,000 upon execution of the Business Combination Agreement (BCA) related to the SPAC merger; (iii) $50,000 upon filing Form F-4 with the SEC; (iv) $50,000 upon receipt of SEC comments and providing corresponding responses; and (v) an closing fee of $50,000. As of October 31, 2025, the Company incurred $150,000 in legal fees, of which $100,000 was paid and $50,000 was included in the accrued expenses on the accompanying unaudited condensed balance sheets as of October 31, 2025.

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

As of October 31, 2025, the Company had not expensed, paid or accrued any amounts under this Business Combination Marketing Agreement, as the fees thereunder are contingent upon the consummation of the Company’s initial business combination.

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

Note 7 — Shareholders’ Deficit

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

As of January 31, 2025, there were 3,075,000 ordinary shares issued and outstanding, of which an aggregate of up to 375,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. As a result of the underwriter’s full exercise of its over-allotment option on May 30, 2025, no shares are subject to forfeiture and as a result, there were 3,373,750 ordinary shares issued and outstanding as of October 31, 2025.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of October 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	October 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$87,774,470	$87,774,470	-	-

Note 9 — Due to target company (Greenland)

On September 9, 2025, Pelican Merger Sub issued a promissory note to Greenland in the amount of $100,000, to be used, in part, for merger related transaction costs (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which Greenland closes its initial business combination. On September 9, 2025, Greenland deposited $100,000 into Pelican’s operating account; Pelican recorded this as an amount as due to target company (Greenland) on the accompanying unaudited condensed balance sheets as of October 31, 2025.

Note 10 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended October 31, 2025	For the Three Months Ended October 31, 2024	For the Nine Months Ended October 31, 2025	For the Period from July 23, 2024 (Inception) to October 31, 2024
General and administrative expenses	$375,265	$43,064	$726,449	$43,064
Interest earned on investments held in Trust Account	$888,798	$-	$1,524,470	$-

The key measures of segment profit or loss reviewed by the CODM are interest earned on investments held in Trust Account and general and administrative expenses. General and administrative expenses include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

On November 24, 2025, Pelican Holdco, Inc. issued a promissory note to Greenland in the amount of $200,000 to be used, in part, for merger related transaction costs (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which Greenland closes its initial business combination. As of the date the financial statements were issued, approximately $133,000 has been funded under this arrangement.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Prior to September 9, 2025, we had not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

On September 9, 2025, we entered into a definitive Agreement and Plan of Merger with certain target entities, pursuant to which we intend to consummate a business combination, subject to the satisfaction of customary closing conditions, including regulatory and shareholder approvals. There can be no assurance that the proposed business combination will be completed.

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

Following the signing of the Merger Agreement, on October 17, 2025, Pelican furnished an investor presentation related to the proposed Business Combination on Form 8-K, followed by updated investor materials on October 20 and October 31, 2025. The October 31 materials included a technical resource report for Greenland’s mineral assets prepared by Sproule ERCE. The Business Combination remains subject to customary closing conditions, including the filing and effectiveness of a registration statement on Form S-4 containing a proxy statement/prospectus, shareholder approvals, and satisfaction of other regulatory requirements. There can be no assurance that the proposed Business Combination will be completed on the terms contemplated by the Merger Agreement or at all.

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

Pelican Merger Sub Promissory Note - Greenland

On September 9, 2025, Pelican Merger Sub issued a promissory note to Greenland in the amount of $100,000, to be used, in part, for merger related transaction costs (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which Greenland closes its initial business combination. On September 9, 2025, Greenland deposited $100,000 into Pelican’s operating account. As of October 31, 2025, the Company recorded $100,000 deposit from Greenland as due to target company (Greenland) on its unaudited condensed balance sheet.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2024 (inception) through October 31, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended October 31, 2025, we had a net income of $514,636, which consisted of general and administrative expenses of $375,265, offset by interest income of $889,901. For the three months ended October 31, 2024, we had a net loss of $43,064, all of which consisted of general and administrative expenses.

For the nine months ended October 31, 2025, we had a net income of $802,493, which consisted of general and administrative expenses of $726,449, offset by interest income of $1,528,942.

For the period from July 23, 2024 (Inception) to October 31, 2024, we had a net loss of $43,064, all of which consisted of general and administrative expenses.

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

As of October 31, 2025, we had cash of $220 and a working capital deficit of $145,981. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder shares and a total of $700,000 in loans from our Sponsor under two unsecured promissory notes. On September 9, 2025, Pelican received a $100,000 deposit from Greenland pursuant to a promissory note issued by Pelican Merger Sub, to be used for transaction-related expenses in connection with the proposed Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of October 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of October 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended October 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter ended October 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 19, 2025

Pelican Acquisition Corporation

By:	/s/ Robert Labbe
Name:	Robert Labbe
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)