Form 10-K
period 2026-01-31
Pelican Acquisition Corp
filed 2026-03-20
CIK 2037431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 001-42666

Pelican Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1185 Avenue of the Americas, Suite 349, 10036

(Address of principal executive offices and zip code)

(212) 612-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	PELIU	The Nasdaq Global Market
Ordinary Shares, par value $0.0001 per share	PELI	The Nasdaq Global Market
Rights, each right entitling the holder to receive one-tenth of one ordinary share	PELIR	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of July 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was approximately $86.3 million, based on a closing price of $10.01 per share as reported on The Nasdaq Stock Market LLC on such date.

As of March 19, 2026, there were 11,998,750 ordinary shares, par value $0.0001 per share, issued and outstanding.

Pelican Acquisition Corporation

i

CERTAIN TERMS

References to the “Company,” “our Company,” “Pelican,” “our,” “us,” or “we” refer to Pelican Acquisition Corporation, a blank check company incorporated on July 23, 2024, as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”), which we refer to throughout this Annual Report on Form 10-K as our “target business.” References to our “Sponsor” refer to Pelican Sponsor LLC, a Delaware limited liability company controlled by Mrs. Chen Chen. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” or “IPO” refer to our initial public offering, which closed on May 27, 2025 (the “Closing Date”). References to “Public Shares” are to the ordinary shares sold as part of the units in our IPO. References to “public shareholders” are to the holders of our Public Shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

ii

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business Overview.

We are a Cayman Islands exempted company incorporated on July 23, 2024, as an exempted company with limited liability. We chose to incorporate in the Cayman Islands due to (i) its tax neutrality, which allows international transactions to be structured efficiently without an additional layer of tax, and (ii) simplicity of establishment and flexibility of administration, including ease of migration to another jurisdiction, the existence of statutory procedures for merger or consolidation, and the absence of a takeover code or bespoke public company filing requirements.

We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

On September 9, 2025, we entered into an Agreement and Plan of Merger (the “Business Combination Agreement”) with Pelican Holdco, Inc. (“PubCo”), SPAC Merger Sub, Inc., Greenland Exploration Limited (“Greenland”), Greenland Merger Sub, Inc., March GL Company (“March GL”), and March GL Merger Sub, Inc., pursuant to which we intend to consummate a business combination involving Greenland and March GL (the “Business Combination”), subject to the satisfaction or waiver of customary closing conditions, including shareholder approval and applicable regulatory approvals.

In connection with the Business Combination, we will effect a domestication from the Cayman Islands to Texas and, following the closing of the Business Combination, PubCo will be renamed Greenland Energy Company and is expected to list its securities on The Nasdaq Stock Market LLC.

We may retain all of our available funds and any future earnings following a business combination to fund the development and growth of our business. As a result, we may not expect to pay any cash dividends in the foreseeable future.

We believe our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our professional contacts and transaction sources, ranging from industry executives, private owners, private equity funds, family offices, commercial and investment bankers, lawyers and other financial sector service providers and participants, in addition to the geographical reach of our affiliates, will enable us to pursue a broad range of opportunities. Our management believes that its collective ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

Initial Public Offering and Private Placement

In August 2024, the Company issued 2,875,000 Class B ordinary shares (the “Founder Shares”) to Pelican Sponsor LLC (the “Sponsor”) for an aggregate purchase price of $25,000, or approximately $0.0087 per share.

On May 27, 2025, the Company consummated its initial public offering (the “IPO”) of 8,625,000 units, including 1,125,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per unit, generating gross proceeds of $86,250,000. Each unit consisted of one ordinary share and one right, with each right entitling the holder to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial business combination.

Simultaneously with the closing of the IPO, the Sponsor purchased 212,500 private units at a price of $10.00 per unit in a private placement, generating gross proceeds of $2,125,000. The private units are identical to the units sold in the IPO, except that the securities underlying the private units are subject to certain transfer restrictions.

Following the IPO, a total of $88,706,755 (including proceeds from the IPO and private placement, net of underwriting discounts and offering expenses) was placed in a trust account maintained for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On June 10, 2025, holders of the Company’s units could elect to separately trade the ordinary shares and rights included in the units. The ordinary shares and rights trade on The Nasdaq Stock Market LLC under the symbols “PELI” and “PELIR,” respectively. Units that are not separated continue to trade on Nasdaq under the symbol “PELIU.”

Holders of units must have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the units into ordinary shares and rights.

COMPETITIVE ADVANTAGES

Leadership of an Experienced Management Team and Board of Directors

Our management team is led by our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, Robert L. Labbe, and our directors, Daniel M. McCabe, Ping Zhang and Qi Gong. All members of our management team are United States citizens.

Mr. Robert L. Labbe has served as our Chairman, Chief Executive Officer and Chief Financial Officer since our formation. Mr. Labbe is a real estate veteran and real estate finance attorney licensed in California and New York with over thirty years of experience in real estate development, real estate finance and commercial transactions. Since January 2010, Mr. Labbe has served as manager of MCAP Realty Advisors, LLC, a real estate advisory firm. From March 2012 to December 2021, he served as general counsel of Global Premier Development Inc. and Global Premier America, LLC, where he oversaw legal matters relating to real estate development and project financing. From May 2003 to December 2007, Mr. Labbe co-founded and served as general counsel and managing director of Lenders Direct Capital and its affiliated mortgage banking platform, Lenders Republic Financial. Earlier in his career, he co-founded Mazda Butler LLP, a commercial and real estate law firm, and co-founded First Allegiance Financial, a national specialty finance company that was acquired by City Holding Company for approximately $22 million. Mr. Labbe received his Bachelor of Civil Law (B.C.L.) and Bachelor of Laws (LL.B.) degrees from McGill University. He also holds a California Real Estate Broker license and completed the UC Irvine Extension Light Construction and Development Management Program.

Mr. Ping Zhang has served as a director since our formation. Mr. Zhang is an executive with experience in corporate management and financial oversight. He has served as an advisor and director to several private companies in Asia and the United States, providing guidance on strategic growth, capital allocation and operational management.

Since November 2020, Mr. Zhang has served as the General Manager of Green Leaf Air Freight Inc., a U.S.-based investment and air freight company. Prior to this role, he founded Shanghai Tongli Advertising Co., Ltd., an advertising company, and served as its General Manager from February 2006 to November 2020. Earlier in his career, from March 1999 to December 2002, Mr. Zhang founded Hunan Silver Fox Advertising Company, an advertising company in China, and served as its General Manager. Mr. Zhang received his Bachelor’s degree in Economics from Nanjing Political College in 2003.

Mr. Daniel McCabe, our director, has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) since April 2022 and Quetta Acquisition Corporation (Nasdaq: QETA) since August 2023, and Black Hawk Acquisition Corporation (Nasdaq: BKHAU) (“Black Hawk”) since March 2024. Mr. McCabe has been admitted to practice before the Courts of the State of Connecticut since 1974. Mr. McCabe’s legal career began as an assistant clerk of the Superior Court at Stamford from 1974 to 1976, and since then he has had his own legal practice, Daniel McCabe LLC, a general practice law firm in Connecticut founded in 1982. His work includes rendering legal advice to individuals and business entities concerning commercial transactions, business organizations, and complex litigation. Mr. McCabe is also an Adjunct Professor of Business Law at Sacred Heart University. Mr. McCabe previously was the Chairman of the Stamford Housing Authority, Co-chair of the Stamford Reapportionment Committee, Member of the Board of Parole for the State of Connecticut, Chairman of the Republican Town Committee of the City of Stamford and Counsel for the Stamford Water Pollution Control Authority. He also served as Corporation Counsel for the City of Stamford where he held the position of chief legal counsel and advisor to Mayor Stanley Esposito of the City of Stamford. Mr. McCabe obtained his Juris Doctor degree from St. John’s University Law School in 1974.

Ms. Qi Gong has served as a director since our formation. Ms. Gong is an entrepreneur and business executive with extensive cross-border operational experience in consulting, technology services and wealth-management advisory. She is the founder and Chief Executive Officer of American Wall Street Listed Group Inc. (since 2024), American Information Technology Inc. (since 2022), U.S. China Health Products Inc. (since 2021), and U.S.-China Service Inc. (since 2018). She has also been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) and Quetta Acquisition Corporation (Nasdaq: QETA) since April 2024. Ms. Gong brings expertise in international business development and strategic consulting.

Established Deal Sourcing Network

Our management team has historically leveraged its industry relationships and professional network to identify and evaluate potential acquisition opportunities. These relationships include contacts within private and public companies, investment banks, private equity firms, legal and accounting professionals and other financial intermediaries. Management’s experience and access to this network informed the evaluation and negotiation of the Business Combination Agreement with Greenland Exploration Limited and March GL Company.

While the Company has entered into a definitive Business Combination Agreement and is focused on consummating the pending Business Combination, we believe that the experience, relationships and transaction sourcing capabilities of our management team may continue to be valuable following the completion of the Business Combination, including in evaluating strategic initiatives, capital markets opportunities and potential complementary transactions.

Status as a Publicly Listed Acquisition Company

As a publicly listed special purpose acquisition company, we provided Greenland Exploration Limited and March GL Company with an alternative to the traditional initial public offering process. We believe that this alternative offers certain advantages, including reduced execution risk, greater transaction certainty and a potentially more efficient path to becoming a publicly traded company.

In a traditional initial public offering, companies typically incur significant underwriting fees, marketing expenses and face market-related uncertainties that may delay or prevent completion of the offering. In contrast, upon shareholder approval and consummation of the Business Combination, the combined company will become publicly traded without being subject to the same market-driven completion risks associated with a traditional IPO process.

Following the completion of the Business Combination, the combined company is expected to benefit from enhanced access to capital markets, increased public profile and improved ability to structure equity-based incentives aligned with shareholder interests.

With respect to the foregoing, past performance by our management team is not a guarantee of success with respect to the pending Business Combination or any future strategic initiatives. Investors should not rely upon the historical experience of our management as indicative of future performance.

BUSINESS STRATEGIES

We will seek to capitalize on the strength of our management team. Our team consists of experienced financial services, accounting and legal professionals and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies. We believe we will benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have no prior experience consummating a business combination for a “blank check” company. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

There is no restriction in the geographic location of targets we can pursue. In particular, we intend to focus our search for an initial business combination on private companies that have compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets.

ACQUISITION CRITERIA

Prior to entering into the Business Combination Agreement with Greenland Exploration Limited and March GL Company, our management team focused on identifying a target business that could create long-term shareholder value by leveraging management experience, operational improvements and strategic growth initiatives.

In evaluating prospective target businesses, we considered a variety of general criteria and guidelines, including, but not limited to, the following:

●	Strong management team that can create significant value for target business. We sought to identify businesses with experienced management teams capable of driving operational execution and long-term value creation.

●	Revenue and Earnings Growth Potential. We evaluated whether a target business had the potential for meaningful revenue and earnings growth through product development, expanded market opportunities, operational efficiencies or strategic acquisitions.

●	Potential for Strong Free Cash Flow Generation. We considered whether a target business had the ability to generate sustainable cash flows and whether its business model demonstrated scalability and capital efficiency.

●	Ability to Benefit from Public Company Status. We assessed whether the target business could benefit from access to the public capital markets, enhanced visibility and improved strategic flexibility associated with being a publicly traded company.

These criteria were not intended to be exhaustive. In evaluating and negotiating the Business Combination Agreement with Greenland Exploration Limited and March GL Company, our management considered these general guidelines, together with other qualitative and quantitative factors it deemed relevant. No single factor was determinative in selecting the Business Combination.

Information regarding the factors considered in approving the Business Combination is described in greater detail in the proxy statement/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Business Combination.

Funds Flow to and from our Potential PRC Subsidiaries (Post Business Combination)

Following the consummation of the Business Combination, the combined company’s operations are expected to be conducted primarily through its U.S.-based subsidiaries, including Greenland Exploration Limited and March GL Company.

As of the date of this Annual Report, neither the Company nor the target companies maintain operations or subsidiaries in the People’s Republic of China. Accordingly, the combined company will not be subject to PRC regulatory restrictions relating to capital contributions, dividend distributions or foreign exchange controls.

Following the Business Combination, any dividends or other distributions paid to shareholders will depend on the combined company’s earnings, financial condition, capital requirements and other factors determined by its board of directors, subject to applicable law and any contractual restrictions.

Initial Business Combination

Nasdaq rules require that our initial business combination be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on interest earned) at the time we enter into a definitive agreement for such business combination.

On September 9, 2025, we entered into an Agreement and Plan of Merger with Pelican Holdco, Inc., Greenland Exploration Limited and March GL Company, pursuant to which we intend to consummate our initial business combination, subject to the satisfaction or waiver of customary closing conditions, including shareholder approval.

The Board of Directors determined that the fair market value of the target businesses satisfied the 80% test required by Nasdaq. In making this determination, the Board considered various financial and strategic factors, including publicly available information, management presentations and financial projections, and the negotiated transaction structure.

The closing of our initial public offering occurred on May 27, 2025. Under our amended and restated memorandum and articles of association, we must complete an initial business combination within the prescribed combination period set forth therein. If we do not complete an initial business combination within such period, we will be required to cease operations and redeem the public shares, subject to applicable law.

As of January 31, 2026, the Company was focused on consummating the pending Business Combination.

We anticipate structuring our initial business combination so that the post-transaction company will own or acquire 100% of the equity interests of Greenland Exploration Limited and March GL Company, in accordance with the terms of the Business Combination Agreement. However, a business combination may be structured in a manner that results in the post-transaction company owning less than 100% of the equity interests or assets of a target business in order to meet strategic, regulatory or tax objectives, provided that the post-transaction company will own or acquire at least 50% of the outstanding voting securities of the target or otherwise obtain a controlling interest sufficient to avoid being required to register as an investment company under the Investment Company Act of 1940, as amended.

Even if the post-transaction company acquires 50% or more of the voting securities of a target, our shareholders immediately prior to the business combination may collectively own a minority interest in the post-transaction company following the transaction, depending on the relative valuations of the Company and the target businesses. For example, a business combination may involve the issuance of a substantial number of shares in exchange for the equity interests of a target business, which could result in dilution to existing shareholders.

For purposes of the Nasdaq 80% fair market value test, the value of the portion of the target business that is acquired will be used in determining compliance. If an initial business combination involves more than one target business, the 80% test will be based on the aggregate fair market value of all target businesses acquired.

Competition

Prior to entering into the Business Combination Agreement with Greenland Exploration Limited and March GL Company, we competed with other entities in identifying and evaluating potential target businesses for an initial business combination. These competitors included other blank check companies, private equity firms, venture capital funds, leveraged buyout funds and operating companies seeking strategic acquisitions. Many of these entities are well established and possess greater financial, technical and other resources than we do. In addition, the requirement that, so long as our securities are listed on The Nasdaq Stock Market LLC, we acquire a target business or businesses having an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on interest earned) at the time we enter into a definitive agreement may have limited the number of potential acquisition candidates available to us. Furthermore, our obligation to provide public shareholders with the right to redeem their shares in connection with a business combination, and the potential dilution associated with our outstanding rights and other securities, may have made us a less attractive transaction partner compared to certain competitors. Although we have entered into a definitive Business Combination Agreement, there can be no assurance that the pending Business Combination will be consummated.

If we consummate the pending Business Combination, the combined company is expected to operate in a competitive industry and may face intense competition from existing and future competitors. We cannot assure you that, following the Business Combination, the combined company will have sufficient resources or competitive advantages to compete effectively.

Our Investment Process

Prior to entering into the Business Combination Agreement with Greenland Exploration Limited and March GL Company, we conducted a due diligence review of the target businesses. This review included meetings with management, review of business plans and financial information, legal and operational diligence and other analyses deemed appropriate under the circumstances.

In evaluating the transaction, our management utilized its experience in operations, capital planning and transaction structuring. We also engaged legal, accounting and other professional advisors to assist in conducting diligence and evaluating the proposed Business Combination.

No assurance can be given that the diligence conducted identified all material risks associated with the target businesses or that unforeseen developments will not arise following the completion of the Business Combination.

Each of our directors and officers presently has, and in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director may be required to present acquisition opportunities to such entities. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our directors or officers becomes aware of a business opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, such person may be required to present that opportunity to such entity before presenting it to us.

Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake.

As of January 31, 2026, we had entered into a definitive Business Combination Agreement and were focused on consummating the pending transaction. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Sourcing of Potential Business Combination Targets

Prior to entering into the Business Combination Agreement with Greenland Exploration Limited and March GL Company, our management team leveraged its operational, transactional and industry experience, as well as its professional relationships, to identify potential target businesses. These relationships were developed through sourcing, evaluating and financing businesses, as well as through interactions with sellers, financing sources and management teams across various industries and market conditions.

In evaluating potential acquisition candidates, our management considered a range of qualitative and quantitative factors consistent with our disclosed acquisition criteria. These criteria and evaluation methods were not intended to be exhaustive, and no single factor was determinative in selecting the Business Combination.

We were not prohibited from pursuing an initial business combination with an entity affiliated with our sponsor, officers or directors, or from structuring a transaction through a joint venture or other shared ownership arrangement. In the event we had sought to complete a business combination with an affiliated entity, we would have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions, or an independent accounting firm, that such business combination was fair to the Company from a financial point of view.

Except in circumstances involving an affiliated transaction or where our Board of Directors could not independently determine the fair market value of the target businesses, we were not required to obtain a fairness opinion. In selecting Greenland Exploration Limited and March GL Company, our Board determined that the fair market value requirement under Nasdaq rules was satisfied.

As discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” certain of our officers and directors have fiduciary or contractual obligations to other entities that may require them to present business opportunities to such entities prior to presenting them to us, subject to their fiduciary duties under Cayman Islands law.

Other Acquisition Considerations

Members of our management team and our sponsor own ordinary shares and private placement securities of the Company and therefore may have interests that differ from those of our public shareholders in connection with the Business Combination. These interests may create actual or potential conflicts of interest in determining whether a particular transaction is appropriate and in negotiating the terms of such transaction.

In addition, certain of our officers and directors may have conflicts of interest with respect to evaluating or recommending a business combination if the retention or resignation of such individuals were to be considered by a target business as a condition to entering into a transaction. As of January 31, 2026, we had entered into a definitive Business Combination Agreement and were focused on consummating the pending transaction.

For additional information regarding potential conflicts of interest, see “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Status as a Public Company

As a publicly listed special purpose acquisition company, we provided Greenland Exploration Limited and March GL Company with an alternative to a traditional initial public offering. In connection with the Business Combination Agreement, the equity holders of the target businesses will exchange their ownership interests for equity in the post-transaction company, allowing the parties to structure the consideration in a manner tailored to the transaction.

Although becoming and remaining a public company involves significant costs and regulatory obligations, a business combination with a special purpose acquisition company may provide a target business with a more predictable path to public company status than a traditional initial public offering, which is subject to market conditions and the discretion of underwriters.

Upon consummation of the Business Combination, the combined company is expected to operate as a publicly traded company, which may provide access to public capital markets and enhanced visibility. However, as a blank check company with no operating history, we are subject to uncertainties, including the requirement to obtain shareholder approval of the Business Combination and the risk that public shareholders may exercise redemption rights, which could impact the amount of cash available to the combined company.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the second fiscal quarter of such fiscal year, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the second fiscal quarter of such fiscal year.

Financial Position

As of January 31, 2026, substantially all of the net proceeds of our initial public offering were held in a trust account established for the benefit of our public shareholders. The funds held in the trust account are intended to be used in connection with the consummation of our initial business combination, including the Business Combination contemplated by the Agreement and Plan of Merger with Pelican Holdco, Inc., Greenland Exploration Limited and March GL Company.

The cash available at closing of the Business Combination will depend on the amount of funds remaining in the trust account after any redemptions by public shareholders and payment of transaction-related expenses. We may also seek to raise additional capital through equity or debt financing in connection with the Business Combination. There can be no assurance that such additional financing will be available on acceptable terms, if at all.

Until the completion of our initial business combination, the funds held in the trust account will not be available for general corporate purposes, except for permitted withdrawals of interest to pay taxes and certain dissolution expenses, as described elsewhere in this Annual Report.

Effecting Our Initial Business Combination

We are a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. On September 9, 2025, we entered into an Agreement and Plan of Merger with Pelican Holdco, Inc., Greenland Exploration Limited and March GL Company, pursuant to which we intend to consummate our initial business combination, subject to the satisfaction or waiver of customary closing conditions, including shareholder approval.

The Business Combination is expected to be financed through the funds held in the trust account, together with any additional equity or debt financing that may be obtained in connection with the transaction. The amount of cash available at closing will depend on the level of redemptions by public shareholders and transaction-related expenses.

If not all of the funds released from the trust account are used to pay transaction consideration or to satisfy redemption requests, the remaining cash may be used for general corporate purposes of the post-transaction company, including working capital, capital expenditures, repayment of indebtedness or future strategic initiatives.

There can be no assurance that the pending Business Combination will be consummated.

We may seek to raise additional capital through private placements of equity or debt securities in connection with the consummation of the pending Business Combination. Any such financing may be used in lieu of, or in addition to, funds held in the trust account.

If we obtain additional financing in connection with the Business Combination, the terms of such financing would be disclosed in filings with the Securities and Exchange Commission, including amendments to the proxy statement/prospectus, as applicable. We are not prohibited from raising funds privately or through loans in connection with the Business Combination.

As of January 31, 2026, we were not a party to any definitive arrangement with respect to additional financing, other than as disclosed in the proxy statement/prospectus relating to the Business Combination.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on interest earned) at the time we enter into a definitive agreement for such business combination. On September 9, 2025, we entered into an Agreement and Plan of Merger with Pelican Holdco, Inc., Greenland Exploration Limited and March GL Company. In connection with approving the Business Combination, our Board of Directors determined that the fair market value of the target businesses satisfied the 80% requirement. In making this determination, the Board considered a variety of financial and strategic factors, including valuation methodologies generally accepted by the financial community.

Information regarding the factors considered by the Board in approving the Business Combination is described in greater detail in the proxy statement/prospectus filed with the Securities and Exchange Commission in connection with the Business Combination.

If our Board of Directors had not been able to independently determine that the fair market value of the target businesses satisfied the Nasdaq 80% requirement, we would have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions, or from an independent accounting firm. In connection with approving the Business Combination with Pelican Holdco, Inc., Greenland Exploration Limited and March GL Company, the Board determined that such requirement was satisfied without the need to obtain a fairness opinion.

We did not intend to purchase multiple businesses in unrelated industries in connection with our initial business combination. In addition, we were not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We will only complete an initial business combination in which we own or acquire at least 50% of the outstanding voting securities of the target or otherwise obtain a controlling interest sufficient to avoid being required to register as an investment company under the Investment Company Act of 1940, as amended. The Business Combination Agreement contemplates that the post-transaction company will acquire control of the target businesses.

Information regarding the target businesses and the merits and risks of the pending Business Combination is set forth in the proxy statement/prospectus filed with the Securities and Exchange Commission.

The target businesses identified in the Business Combination may be subject to risks associated with their respective industries, stages of development and financial conditions. Although our management conducted due diligence in connection with entering into the Business Combination Agreement, we cannot assure you that all material risks associated with the target businesses have been identified or that unforeseen developments will not arise following the completion of the Business Combination.

In connection with evaluating and negotiating the Business Combination, we conducted a due diligence review that included meetings with management, review of financial, operational and legal information, and other analyses deemed appropriate under the circumstances. Despite these efforts, there can be no assurance that the due diligence process identified all material issues that may adversely affect the combined company following consummation of the Business Combination.

Lack of business diversification

Following the consummation of the pending Business Combination, the prospects for our success will depend on the future performance of the combined company’s operations. Unlike companies that diversify their operations across multiple industries or business lines, the combined company is expected to operate primarily in the industry of the target businesses.

As a result, the combined company may be subject to industry-specific economic, competitive and regulatory risks, any of which could have a material adverse effect on its business, financial condition and results of operations. In addition, the combined company may depend on a limited number of products, services or revenue streams, which could increase the impact of adverse developments affecting its core operations.

Limited ability to evaluate the target’s management team

Although we conducted due diligence in connection with entering into the Business Combination Agreement with Pelican Holdco, Inc., Greenland Exploration Limited and March GL Company, our assessment of the target businesses’ management and operations may not prove to be accurate. The future performance of the combined company will depend, in significant part, on the abilities and efforts of its management team.

Following the consummation of the Business Combination, members of our current management team may or may not continue in roles with the combined company, and the extent of their involvement may vary. The post-transaction management structure is described in the proxy statement/prospectus relating to the Business Combination. There can be no assurance that key personnel of the target businesses or the Company will remain with the combined company after closing.

In addition, the combined company may seek to recruit additional managers to supplement its existing management team. There can be no assurance that the combined company will be able to attract or retain qualified personnel necessary to operate and grow the business effectively.

Shareholders may not have the ability to approve our initial business combination

We are seeking shareholder approval of the pending Business Combination pursuant to the proxy statement/prospectus filed with the Securities and Exchange Commission. The Business Combination requires the approval of our shareholders under applicable law and Nasdaq listing rules.

Under Nasdaq listing rules, shareholder approval was required in connection with the Business Combination because, among other things:

●	the issuance of ordinary shares in connection with the Business Combination will equal or exceed 20% of the ordinary shares outstanding prior to the transaction (other than in a public offering);

●	certain related party considerations, if applicable, may require approval under Nasdaq rules; and

●	the issuance of shares in connection with the Business Combination may result in a change of control.

Permitted purchases of our securities

In connection with the pending Business Combination, our sponsor, directors, officers, advisors or their affiliates may, subject to applicable law, purchase ordinary shares in privately negotiated transactions or in the open market either prior to or following the shareholder meeting at which the Business Combination is to be considered. There is no limit on the number of shares such persons may purchase; however, as of January 31, 2026, they have no current commitments, plans or intentions to engage in such transactions.

If such purchases were to occur at or around the time of the shareholder vote, they could have the effect of influencing the vote necessary to approve the Business Combination or reducing the number of shares seeking redemption. None of the funds held in the trust account would be used to purchase shares in such transactions.

Any such purchases would be conducted in compliance with applicable securities laws, including Regulation M under the Exchange Act, and would not be made while in possession of material non-public information. The Company has adopted an insider trading policy that requires insiders to comply with blackout restrictions and to obtain appropriate pre-clearance for trades in Company securities. Insiders may, depending on circumstances, effect purchases pursuant to Rule 10b5-1 trading plans or otherwise, subject to applicable law.

In connection with the pending Business Combination, if our sponsor, directors, officers, advisors or their affiliates were to purchase ordinary shares in privately negotiated transactions from public shareholders who have elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. As of January 31, 2026, there are no agreements or arrangements with respect to any such purchases.

We do not anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act. However, if at the time of any such purchases the purchasers determine that the transactions are subject to such rules, the purchasers would comply with applicable requirements.

The purpose of any such purchases would be to assist in satisfying closing conditions under the Business Combination Agreement, including any minimum cash or net tangible asset requirements. Such purchases, if undertaken, could increase the likelihood that the Business Combination is consummated. Any such purchases would be reported pursuant to Sections 13 and 16 of the Exchange Act to the extent required.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the Company’s registration statement/proxy statement filed for its business combination transaction would disclose the possibility that the Company’s sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Company’s sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through the Company’s redemption process;

●	the Company’s registration statement/proxy statement filed for its business combination transaction would include a representation that any of the Company’s securities purchased by the Company’s sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	the Company’s sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to the Company’s securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	the Company would disclose in its Form 8-K, before to the Company’s security holder meeting to approve the business combination transaction, the following material items:

○	the amount of the Company’s securities purchased outside of the redemption offer by the Company’s sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of Company security holders who sold to the Company’s sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of Company security holders (e.g., 5% security holders) who sold to the Company’s sponsor, directors, officers, advisors or their affiliates; and

○	the number of Company securities for which the Company has received redemption requests pursuant to its redemption offer.

Our sponsor, officers, directors, advisors and/or their affiliates may identify shareholders from whom to pursue privately negotiated purchases through direct communications initiated by shareholders or through the Company’s receipt of redemption requests submitted in connection with the pending Business Combination. Any such purchases would be limited to shareholders who have elected to redeem their shares or indicated an intention to vote against the Business Combination.

In evaluating potential purchases, such persons may consider the number of shares available, the negotiated price per share and other relevant factors at the time of purchase. The price paid in any such transaction may differ from the per-share redemption price available to public shareholders.

Any such purchases would be made in compliance with applicable federal securities laws, including Regulation M under the Exchange Act. To the extent our sponsor, officers, directors, advisors or their affiliates are deemed “affiliated purchasers” under Rule 10b-18, any purchases would be made in compliance with the requirements of Rule 10b-18. No purchases will be made if they would violate Section 9(a)(2), Rule 10b-5 or any other applicable provisions of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

In connection with the consummation of the pending Business Combination, holders of our public ordinary shares will have the opportunity to redeem all or a portion of their public shares for cash. The per-share redemption price will equal the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the trust account and not previously released to pay taxes, divided by the number of then outstanding public shares, subject to applicable law.

The actual redemption price will depend on the amount remaining in the trust account at the time of redemption, including any interest earned and net of permitted withdrawals for taxes and dissolution expenses, as well as the number of public shares outstanding.

Our sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of the Business Combination.

Manner of Conducting Redemptions

Under our amended and restated memorandum and articles of association, we may provide our public shareholders with the opportunity to redeem their ordinary shares either (i) in connection with a shareholder meeting called to approve a business combination or (ii) by means of a tender offer, in each case subject to applicable law and Nasdaq listing rules. The determination as to which method to use would depend on the facts and circumstances of a particular transaction, including whether shareholder approval is required under applicable law or stock exchange rules.

Under Nasdaq rules, certain transactions, including those involving the issuance of 20% or more of our outstanding ordinary shares or resulting in a change of control, require shareholder approval. Asset acquisitions and certain stock purchases may not require shareholder approval.

In connection with the pending Business Combination, we are seeking shareholder approval pursuant to the proxy statement/prospectus filed with the Securities and Exchange Commission. Accordingly, redemptions in connection with this transaction will occur in conjunction with the shareholder meeting and not pursuant to the tender offer rules.

If a future business combination were to be structured without a shareholder vote, we would conduct redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act and file tender offer documents containing substantially the same financial and other information as would be required in proxy materials under Regulation 14A.

We are required to comply with applicable securities laws and Nasdaq rules in connection with any redemption process.

In the event we conduct redemptions pursuant to the tender offer rules in connection with a future business combination, the offer to redeem would remain open for at least 20 business days in accordance with Rule 14e-1(a) under the Exchange Act, and we would not complete the business combination until the expiration of the tender offer period. The tender offer would be conditioned on public shareholders not tendering more than a specified number of public shares such that our net tangible assets would meet the minimum requirements necessary to avoid being subject to the SEC’s “penny stock” rules, or such greater amount as may be required pursuant to the terms of the business combination agreement.

If shareholder approval of a business combination is required by applicable law or Nasdaq listing rules, or if we otherwise elect to seek shareholder approval, we would conduct redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act and file proxy materials with the Securities and Exchange Commission.

In connection with the pending Business Combination, we are seeking shareholder approval pursuant to the proxy statement/prospectus filed with the Securities and Exchange Commission, and public shareholders are being provided redemption rights in connection with the shareholder vote as described therein.

We intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote.

If we seek shareholder approval of our initial business combination, we will complete the transaction only if it is approved by a majority of the issued and outstanding ordinary shares that are voted at the meeting.

Pursuant to a letter agreement entered into with us, our sponsor, officers and directors have agreed to vote any founder shares held by them, and any public shares they may acquire, in favor of our initial business combination. As of January 31, 2026, our sponsor and its permitted transferees beneficially owned approximately 24.8% of our issued and outstanding ordinary shares entitled to vote.

Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed business combination. In addition, pursuant to the letter agreement, our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions may also be subject to a higher net tangible asset or minimum cash requirement pursuant to the agreement governing our initial business combination.

If the aggregate cash consideration required to satisfy redemption requests plus any cash required pursuant to the terms of the proposed business combination exceeds the aggregate cash available to us, we will not complete the business combination or redeem any shares, and all submitted redemption requests will be voided.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and do not conduct redemptions pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares (the “Excess Shares”).

We believe this restriction discourages shareholders from accumulating large blocks of shares and subsequently attempting to use their redemption rights as leverage to force us, our sponsor or their affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than 15% of the public shares could threaten to exercise redemption rights unless such shares are purchased at a premium.

By limiting redemptions to no more than 15% of the public shares per shareholder (together with its affiliates or group members), we believe we reduce the ability of a small group of shareholders to unreasonably attempt to block completion of our initial business combination, particularly where a minimum cash or net worth condition must be satisfied.

This limitation does not restrict a shareholder’s ability to vote all of its shares (including any Excess Shares) for or against a proposed business combination.

Pursuant to a letter agreement entered into with us, our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares they may hold in connection with our initial business combination. Unless any affiliate acquires founder shares through a permitted transfer and becomes subject to the letter agreement, such affiliate would not be subject to this waiver. However, any affiliate that acquires public shares would be treated as a public shareholder and would be subject to the 15% redemption limitation described above.

Tendering Share Certificates in Connection with Redemption Rights

We may require public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either (i) tender their share certificates (if any) to our transfer agent prior to the date specified in the tender offer or proxy materials, or (ii) deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, in each case by the deadline set forth in the applicable materials. Simply voting against a proposed business combination will not constitute an election to redeem.

The tender offer or proxy materials furnished to holders of our public shares in connection with a proposed business combination will indicate whether public shareholders must satisfy such delivery requirements and will specify the applicable deadlines. If redemptions are conducted pursuant to the tender offer rules, the tender offer period will remain open for at least 20 business days in accordance with Rule 14e-1(a) under the Exchange Act. If redemptions are conducted in conjunction with a shareholder vote, shareholders will be required to deliver their shares no later than the deadline specified in the proxy materials, which is typically up to two business days prior to the shareholder meeting.

Because the period for exercising redemption rights is limited, shareholders who wish to redeem their public shares should consider using electronic delivery through the DWAC system to ensure timely delivery.

There is a nominal cost associated with the tendering process and the act of certificating shares or delivering them through the DWAC system. The transfer agent typically charges the tendering broker a fee (currently approximately $80 per transaction), and it is at the broker’s discretion whether to pass this cost on to the redeeming shareholder. This fee would generally be incurred regardless of whether we require delivery of shares in advance of the redemption deadline. Delivery of shares is a requirement for exercising redemption rights.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder may simply vote against a proposed business combination and check a box on the proxy card indicating that such holder is seeking to exercise redemption rights. After the business combination is approved, the company would then contact such shareholder to arrange for delivery of its share certificate to verify ownership. As a result, the shareholder would have an “option window” following approval of the business combination during which it could monitor the trading price of the company’s shares in the market. If the market price rose above the redemption price, the shareholder could sell its shares in the open market before actually delivering its shares to the company for cancellation. In that case, the redemption rights, which shareholders were required to elect prior to the shareholder meeting, effectively became “option” rights that survived the completion of the business combination until the redeeming holder delivered its certificate.

By contrast, we require physical or electronic delivery of public shares prior to the shareholder meeting (or expiration of the tender offer period, as applicable) in order to exercise redemption rights. This requirement ensures that a redeeming holder’s election to redeem becomes irrevocable once the applicable deadline has passed and the business combination is approved.

Any request to redeem public shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of public shares delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable deadline not to exercise such rights, such holder may request that the transfer agent return the certificate (physically or electronically). We anticipate that funds to be distributed to holders of public shares electing redemption will be distributed promptly following completion of our initial business combination.

If our initial business combination is not approved or is not completed for any reason, public shareholders who elected to exercise their redemption rights will not be entitled to redeem their shares for the applicable pro rata portion of the trust account. In such case, we will promptly return any certificates delivered by public shareholders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to seek to complete a business combination with a different target until 15 months from the closing of our initial public offering (or up to 18 or 21 months from the closing of our initial public offering, as applicable, if the period to consummate a business combination is extended in accordance with our amended and restated memorandum and articles of association).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have 15 months from the closing of our initial public offering to complete our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within such 15-month period, we may, in accordance with the terms of our amended and restated memorandum and articles of association and the trust agreement, extend the period to consummate a business combination for up to an aggregate of 18 or 21 months from the closing of our initial public offering, as applicable, without submitting such extension to our shareholders for approval or offering redemption rights in connection therewith.

If we are unable to complete our initial business combination within such applicable time period (including any extension period, if applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less up to $100,000 of interest to pay dissolution expenses, net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our public rights or private placement rights, which will expire worthless if we fail to complete our initial business combination within the applicable time period.

Our sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 15 months from the closing of our initial public offering (or up to an aggregate of 18 or 21 months from the closing of our initial public offering, as applicable, if the period to consummate a business combination is extended in accordance with our amended and restated memorandum and articles of association and the trust agreement). However, if our sponsor or any of our officers or directors acquire public shares following our initial public offering, they will be entitled to receive liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the applicable time period.

Our sponsor, officers and directors have also agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to provide redemption rights in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or up to an aggregate of 18 or 21 months from the closing of our initial public offering, as applicable, if the period to consummate a business combination is extended in accordance with our amended and restated memorandum and articles of association and the trust agreement) or (ii) modify any other provision relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares.

However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement described above, we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purposes. However, if those funds are insufficient to cover the costs and expenses associated with implementing our plan of dissolution, then, to the extent that there is interest accrued in the trust account not required to pay taxes, we may request that the trustee release to us an additional amount of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05 per public share, subject to increase as a result of interest earned on the trust account and any amounts deposited into the trust account in connection with an extension of the period of time to consummate a business combination, if applicable. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have priority over the claims of our public shareholders. Accordingly, we cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than the amount then held in the trust account per public share. While we intend to pay such amounts, if any, we cannot assure you that we will have sufficient funds to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we conduct business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there can be no assurance that such entities will execute such agreements. Moreover, even if such agreements are executed, there can be no assurance that they would be enforceable or would prevent such entities from bringing claims against the trust account, including, but not limited to, claims of fraudulent inducement, breach of fiduciary duty or other similar claims, or claims challenging the enforceability of such waivers. Any such claims could be asserted in an effort to obtain an advantage with respect to a claim against our assets, including the funds held in the trust account.

If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with such third party if management believes that the engagement of such third party would be significantly more beneficial to us than any available alternative. Examples of possible instances in which we may engage a third party that refuses to execute a waiver include the engagement of a consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants willing to execute a waiver, or circumstances in which management is unable to identify a service provider willing to execute such a waiver.

In addition, there can be no assurance that such entities will agree to waive any claims they may have in the future, or that they will not seek recourse against the trust account for any reason arising out of negotiations, contracts or agreements with us. Upon the redemption of our public shares, whether in connection with our failure to complete an initial business combination within the applicable time period or in connection with the exercise of redemption rights in connection with our initial business combination, we will be required to provide for payment of any claims of creditors that were not waived and that may be brought against us within the ten-year period following such redemption.

Our sponsor has agreed that it will be liable to us if and to the extent that any claims by a vendor for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below the lesser of (i) the amount then held in the trust account or (ii) the actual amount per public share then held in the trust account as of the date of liquidation, in each case net of the amount of interest that may be withdrawn to pay taxes, except as to (x) any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and (y) any claims under our indemnification of the underwriters against certain liabilities, including liabilities under the Securities Act.

In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnification obligations and believe that our sponsor’s only assets are securities of our company. None of our officers or directors, other than our sponsor, will indemnify us for claims by third parties, including, without limitation, claims by vendors or prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the redemption price will not be substantially less than $10.05 per public share.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share or (ii) the actual amount per public share then held in the trust account as of the date of liquidation, in each case due to reductions in value of the trust assets and net of the amount of interest that may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations with respect to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take such legal action on our behalf, it is possible that, in exercising their business judgment, they may choose not to do so in any particular instance. Accordingly, we cannot assure you that, due to claims of creditors, the actual value of the redemption price will not be substantially less than the amount then held in the trust account per public share.

We will seek to reduce the possibility that our sponsor will be required to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will not be liable for claims under our indemnification of the underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to funds held outside the trust account, including proceeds from the sale of private placement units, with which to pay any such potential claims, including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received distributions from the trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return to our public shareholders the amount per share then held in the trust account. Additionally, any distributions received by shareholders could be viewed under applicable debtor-creditor or bankruptcy laws as either a preferential transfer or a fraudulent conveyance, and a bankruptcy court could seek to recover all or a portion of such amounts. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to creditors by paying public shareholders from the trust account prior to addressing the claims of creditors, which could expose us to additional claims. We cannot assure you that such claims will not be brought.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide redemption rights in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the applicable time period, or to amend any other provisions relating to shareholders’ rights or pre-business combination activity, or (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the applicable time period, in each case subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind in or to the trust account. A shareholder’s vote in favor of or against a proposed business combination, without exercising redemption rights, will not entitle such shareholder to receive any portion of the trust account.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association will provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if we do not consummate our initial business combination within 15 months from the closing of our initial public offering (or within such extended period, up to an aggregate of 18 or 21 months from the closing of our initial public offering, as applicable, if the time period to consummate a business combination is extended in accordance with our amended and restated memorandum and articles of association and the trust agreement), we will cease all operations except for the purpose of winding up and will distribute the amounts held in the trust account in accordance with the terms of our amended and restated memorandum and articles of association; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote at a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association will provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We have no full-time employees. We currently have two executive officers and a board of directors. Our officers are not obligated to devote any specific number of hours to our affairs, but they intend to devote such time as they deem necessary to our activities until we have completed our initial business combination. The amount of time that our officers or other members of our management team will devote in any time period will vary depending on whether a target business has been selected for our initial business combination and the stage of the business combination process.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there are any. In fiscal year 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 1185 Avenue of the Americas, Suite 349, New York, New York 10036, and our telephone number is (212) 612-1400.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, ordinary shares and rights are each traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “PELIU,” “PELI,” and “PELIR,” respectively.

Holders

As of March 16, 2026, there were 3 holders of record of our units, 3 holders of record of our ordinary shares and 1 holder(s) of record of our rights. The number of holders of record was determined from the records of our transfer agent and does not include beneficial owners whose shares are held in “street name.”.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future, except if we increase the size of the offering, in which case we will effect a capitalization or share surrender or redemption or other appropriate mechanism immediately prior to the consummation of the offering in such amount as to maintain the ownership of our sponsor prior to this offering at 19% of our issued and outstanding ordinary shares upon the consummation of this offering (excluding the private placement shares) or approximately 23.0% (including the private placement shares). Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In August 2024, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.0087 per share. The founder shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 27, 2025, we consummated our initial public offering (the “IPO”) of 7,500,000 units (the “Units”), at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Each Unit consists of one ordinary share and one right entitling the holder to receive one-tenth (1/10) of one ordinary share upon the consummation of our initial business combination. The Units were listed on The Nasdaq Global Market under the symbol “PELIU.”

Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) in which Pelican Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EBC”) purchased an aggregate of 276,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $2,762,500, consisting of 201,250 Private Placement Units purchased by the Sponsor and 75,000 Private Placement Units purchased by EBC. The Private Units are identical to the Units sold in the IPO, except as described in our registration statement.

The underwriters were granted a 45-day option to purchase up to an additional 1,125,000 Units to cover over-allotments, if any.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all of the net proceeds were intended to be, and continue to be, applied toward consummating a business combination and funding related working capital requirements.

Since our IPO, our business activities have included identifying, evaluating, negotiating and entering into a definitive business combination agreement, as well as activities related to pursuing the consummation of the proposed business combination. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On June 10, 2025, holders of the Company’s units were permitted to separately trade the ordinary shares and rights included in the units. The ordinary shares and rights trade on The Nasdaq Stock Market LLC under the symbols “PELI” and “PELIR,” respectively. Units that have not been separated continue to trade under the symbol “PELIU.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Pelican Acquisition Corporation The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 23, 2024 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

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

On March 19, 2026, the Company held an extraordinary general meeting of shareholders, at which shareholders approved the Business Combination and related proposals. The Business Combination Proposal was approved by approximately 92.53% of the votes cast at the meeting. The completion of the Business Combination remains subject to the satisfaction or waiver of other customary closing conditions. The closing of the Business Combination is currently expected to occur on or about March 24, 2026, subject to the satisfaction or waiver of such conditions.

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

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “IPO”), the private placement of private units, the proceeds of the sale of our securities in connection with our initial business combination, our equity, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2024 (inception) through January 31, 2026, were organizational activities and those necessary to consummate our initial public offering (the “IPO”), and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We generate non-operating income in the form of interest income on investments held in the trust account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended January 31, 2026, we had net income of $1,249,047, which consisted of interest income of $2,349,253, offset by general and administrative expenses of $1,100,206.

For the period from July 23, 2024 (inception) to January 31, 2025, we had net loss of $42,564, which consisted of interest income of $500 offset by general and administrative expenses of $43,064.

Liquidity, Capital Resources and Going Concern

On May 27, 2025, we consummated our initial public offering (“IPO”) of 8,625,000 units (the “Units”), which includes the full exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating total gross proceeds of $86,250,000. The over-allotment option closed on May 30, 2025.

Simultaneously with the closing of the IPO and the over-allotment option, we consummated the private placement of an aggregate of 298,750 private placement units (the “Private Placement Units”) to Pelican Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc., at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,987,500.

Upon the closing of the IPO and the over-allotment option on May 30, 2025, a total of $86,250,000 from the net proceeds of the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as trustee. The funds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest solely in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting discounts and commissions payable to the underwriters in the IPO in an amount equal to 3.5% of the gross proceeds of the IPO, or $3,018,750, which will become payable to the underwriters upon consummation of our initial business combination.

To the extent that our ordinary shares are used, in whole or in part, as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business.

Such working capital funds may be used for a variety of purposes, including continuing or expanding the target business’s operations, strategic acquisitions, marketing initiatives, and research and development of existing or new products. Such funds could also be used to repay operating expenses or transaction-related expenses incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account are insufficient to cover such expenses.

As of January 31, 2026, we had cash of $77 and a working capital deficit of $418,045. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and borrowings under an unsecured promissory note from the Sponsor of up to $200,000. The outstanding loan balance was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on May 27, 2025. Subsequent to the consummation of the IPO, we expect that we will need additional capital to satisfy our liquidity needs beyond the net proceeds from the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating our initial business combination. Although certain of our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds. Any such loans, if made, would be evidenced by promissory notes and may be convertible into private placement units at a price of $10.00 per unit, at the lender’s discretion.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of January 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with Pelican Sponsor LLC (the “Sponsor”) on August 22, 2024, pursuant to which the Company agreed to pay the Sponsor a monthly fee of $15,000 for office space and administrative and support services. The agreement commenced on the effective date of the registration statement for the Company’s initial public offering and continues through the earlier of the consummation of the Company’s initial business combination or the Company’s liquidation.

On April 4, 2025, the Company and the Sponsor entered into a First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee payable to the Sponsor was increased to $20,000. The Sponsor is not obligated to provide services beyond the term of the agreement, and the Company may terminate the agreement upon completion of a business combination. The Company incurred $165,806 and $0 in administrative service fees for the year ended January 31, 2026 and for the period from July 23, 2024 (inception) to January 31, 2025, respectively; of which $65,806 was unpaid and included in the accrued expenses on the accompanying balance sheets as of January 31, 2026.

Legal Services Agreement

In addition, on August 13, 2024, Celine & Partners PLLC (“Celine”), which is controlled by Mr. Hui Chen, the husband of Ms. Chen Chen, who controls the Sponsor, was engaged to provide legal services to the Company in connection with its initial public offering for a fixed fee of $350,000. On January 10, 2025, the Company revised its engagement agreement with Celine to include $100,000 legal fees for additional legal services.

On May 5, 2025, the Company engaged Celine to represent it in all corporate and securities compliance matters in connection with its initial business combination and agrees to pay the following fees: (i) an initial retainer fee of $50,000; (ii) $50,000 upon execution of the Business Combination Agreement (BCA) related to the SPAC merger; (iii) $50,000 upon filing Form S-4 with the SEC; (iv) $50,000 upon receipt of SEC comments and providing corresponding responses; and (v) an closing fee of $50,000.

The Company incurred $360,000 and $108,500 in legal fees for the year ended January 31, 2026 and for the period from July 23, 2024 (inception) to January 31, 2025, respectively; of which $180,000 was unpaid and included in the accrued expenses on the accompanying balance sheets as of January 31, 2026.

Underwriting Agreement

In connection with the Company’s initial public offering, the underwriters were granted a 45-day option from the effective date of the registration statement to purchase up to 1,125,000 additional Units to cover over-allotments, if any. The underwriters exercised the over-allotment option in full.

The underwriters were entitled to an underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,725,000, which was paid at the closing of the IPO.

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

As of January 31, 2026, the Company had not expensed, paid or accrued any amounts under this Business Combination Marketing Agreement, as the fees thereunder are contingent upon the consummation of the Company’s initial business combination.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of January 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2026, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of this offering and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Robert L. Labbe	66	Chief Executive Officer, Chief Financial Officer, and Chairman
Daniel M. McCabe	76	Director
Qi Gong	63	Director
Ping Zhang	62	Director

Robert L. Labbe has served as our Chief Executive Officer, Chief Financial Officer and Chairman since our formation. Mr. Labbe is a real estate veteran and real estate finance attorney licensed in both California and New York, with over thirty years of professional experience in real estate development, real estate finance, and commercial transactions. Since January 2010, Mr. Labbe has been the manager of MCAP Realty Advisors, LLC, a real estate advisory firm. From March 2012 to December 2021, he served as general counsel of Global Premier Development Inc. and Global Premier America, LLC, where he oversaw legal matters relating to real estate development and project financing. From May 2003 to December 2007, Mr. Labbe co-founded and served as general counsel and managing director of Lenders Direct Capital, a wholesale mortgage lender, and its affiliated nationwide mortgage banking platform, Lenders Republic Financial. Prior to that, Mr. Labbe was a co-founder and partner at Mazda Butler LLP, a commercial real estate law firm in California, and First Allegiance Financial, a national specialty finance company, where he served as president and chairman. Mr. Labbe also serves as Chairman, Chief Executive Officer, Chief Financial Officer and a director of Pelican Acquisition Corporation (Nasdaq: PELI), a blank check company formed for the purpose of consummating an initial business combination. Since July 2024, he has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA). Mr. Labbe also previously served as Chairman, Chief Executive Officer, Chief Financial Officer and a director of Quetta Acquisition Corporation (Nasdaq: QETA), a blank check company that executed a definitive merger agreement for its initial business combination on February 14, 2025, which was subsequently terminated on January 15, 2026. Mr. Labbe received his Bachelor of Civil Law (B.C.L.) and Bachelor of Laws (LL.B.) degrees from McGill University. He also received a Diplôme d’Études Collégiales from St. Lawrence College (Quebec) in 1978 and holds a California Real Estate Broker license. In addition, Mr. Labbe completed the UC Irvine Extension Light Construction and Development Management Program.

We believe that Mr. Labbe is qualified to serve as a member of our board of directors due to his extensive experience in real estate development, real estate finance, executive leadership and legal oversight of complex commercial transactions, which has resulted in a high level of financial and operational sophistication.

Qi Gong has been serving as one of our independent directors since April 3, 2024. Ms. Gong has enjoyed a diverse career in both China and the United States across various domains. In March 2024, Ms. Gong founded the American Wall Street Listed Group Inc., a consulting company, and has been serving as its Chief Executive Officer since such time. Ms. Gong was also the founder and has been serving as the Chief Executive Officer for American Information Technology Inc., an information technology consulting company, since September 2022. She was also the founder and has been serving as the Chief Executive Officer for U.S. China Health Products Inc., a marketing consulting company, since December 2021. In addition, Ms. Gong founded the U.S.-China Service Inc., a wealth management consulting company, in July 2018 and has been serving as its Chief Executive Officer since such time. She has been serving as a member of the board of directors of Yotta since April 2024 and Quetta Acquisition Corporation (Nasdaq: QETA) (“Quetta”) since April 2024. Ms. Gong received her B.S. in Mechanical Engineering from Hefei University of Technology in July 1984.

We believe that Ms. Gong is qualified to serve as a member of our board of directors due to her operational leadership experience, international business background and experience with public companies.

Daniel M. McCabe has served as one of our independent directors since March 22, 2024. Mr. McCabe has served as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) since April 2022 and Quetta Acquisition Corporation (Nasdaq: QETA) since August 2023 and Black Hawk Acquisition Corporation since March 2024. Mr. McCabe has also been serving as a member of the board of directors of Quartzsea Acquisition Corporation since March 2025, Pelican Acquisition Corporation (Nasdaq: PELI) since July 2024, Quettamuse Acquisition Corporation since October 2025, QuasarEdge Acquisition Corporation since September 2025 and GalaxyEdge Acquisition Corporation (NYSE: GLED) since February 2026, each of which is a special purpose acquisition corporation seeking to consummate an initial business combination. Mr. McCabe has been admitted to practice law before the courts of the State of Connecticut since 1974. His legal career began as an assistant clerk of the Superior Court at Stamford from 1974 to 1976, and since 1982 he has operated his own legal practice, Daniel McCabe LLC, a general practice law firm in Connecticut. His practice includes advising individuals and business entities on commercial transactions, business organizations and complex litigation matters.

Mr. McCabe is also an Adjunct Professor of Business Law at Sacred Heart University. In addition, he has previously served in a number of public and civic leadership roles, including Chairman of the Stamford Housing Authority, Co-Chair of the Stamford Reapportionment Committee, member of the Board of Parole for the State of Connecticut, Chairman of the Republican Town Committee of the City of Stamford, Counsel for the Stamford Water Pollution Control Authority and Corporation Counsel for the City of Stamford, where he served as chief legal counsel and advisor to the Mayor. Mr. McCabe received his Juris Doctor degree from St. John’s University School of Law in 1974.

We believe that Mr. McCabe is qualified to serve as a member of our board of directors due to his extensive legal experience, public company board service and familiarity with regulatory and governance matters.

Ping Zhang has served as a director since our formation. Mr. Zhang is a seasoned executive with broad experience in corporate management and financial oversight. He has served as an advisor and director for several private companies in Asia and the United States, providing guidance on growth strategies, capital allocation and operational management.

Before joining Pelican, Mr. Zhang held senior roles in cross-border investment and business development sectors. Since November 2020, Mr. Zhang has served as the General Manager of Green Leaf Air Freight Inc., a U.S.-based investment and air freight company. Prior to this role, he founded Shanghai Tongli Advertising Co., Ltd., an advertising company, and served as its General Manager from February 2006 to November 2020. Earlier in his career, from March 1999 to December 2002, Mr. Zhang founded Hunan Silver Fox Advertising Company, an advertising company in China, and served as its General Manager. Mr. Zhang earned his Bachelor’s degree in Economics from Nanjing Political College in 2003.

We believe that Mr. Zhang is qualified to serve as a member of our board of directors due to his extensive executive leadership experience, company management background and operational expertise.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four directors, three of whom are deemed to be “independent” under SEC and Nasdaq rules. We may not hold an annual meeting of shareholders until after we consummate our initial business combination. Our board of directors will be divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Post-offering Memorandum and Articles as it deems appropriate. Our Post-offering Memorandum and Articles provide that our officers may consist of one or more Chairman of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other officers as may be determined by the board of directors.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Mr. McCabe, Ms. Gong, and Mr. Zhang are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Pursuant to the Administrative Services Agreement with our Sponsor, we pay the Sponsor a monthly fee of $15,000 for office space and administrative and support services, which was increased to $20,000 per month effective April 4, 2025. The agreement commenced on the effective date of the registration statement for our initial public offering and continues through the earlier of the consummation of our initial business combination or our liquidation.

Our Sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including identifying potential target businesses and performing due diligence on prospective business combinations. Our audit committee reviews, on a quarterly basis, all payments made to our Sponsor, officers, directors or their respective affiliates.

Following the completion of our initial business combination, directors or members of our management team who remain with the combined company may receive consulting, management or other fees. Any such compensation arrangements will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished in connection with a proposed business combination. The amount of such compensation may not be known at the time such materials are distributed, as the directors of the post-combination company will be responsible for determining executive and director compensation. Any compensation payable to our executive officers will be determined by a compensation committee comprised solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions following the consummation of our initial business combination. However, it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the combined company. The existence or terms of any such arrangements may influence management’s motivation in identifying or selecting a target business, although we do not believe that the ability of our management to remain with the combined company will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers or directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter approved by our Board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Daniel M. McCabe, Ping Zhang and Qi Gong, each of whom has been determined by our board of directors to be independent under the applicable rules of the Securities and Exchange Commission and The Nasdaq Stock Market. Mr. McCabe serves as Chairman of the audit committee and has been designated as our audit committee financial expert, as defined under applicable SEC rules.

Each member of the audit committee is financially literate. Our board of directors has not designated an audit committee financial expert at this time.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

In addition, we must certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Our board of directors has determined that Daniel M. McCabe qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC, and that he satisfies Nasdaq’s financial sophistication requirements.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our compensation committee are Daniel M. McCabe, Ping Zhang and Qi Gong, each of whom has been determined by our board of directors to be independent under the applicable rules of the Securities and Exchange Commission and The Nasdaq Stock Market. Mr. McCabe serves as Chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at a future annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers education, professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

We may not have a compensation committee in place prior to the completion of our initial business combination. Any executive compensation matters that arise prior to the time we have a compensation committee in place will be determined by our independent directors. None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Conflicts of Interest

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our directors and officers may continue to be involved in the formation of other special purpose acquisition companies in the future. Thus, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors, and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The founder shares beneficially owned by our officers and directors will be released from trust only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their founder shares or private units. Furthermore, our Sponsor, Pelican Sponsor LLC, agreed that the private units will not be sold or transferred by it until we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to affect our initial business combination.

In general, officers and directors of a company incorporated under the laws of the Cayman Islands are required to present business opportunities to a company if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Post-offering Memorandum and Articles of Association provides that, to the maximum extent permitted by applicable law, our officers or directors shall have no duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as our company.

In order to minimize potential conflicts of interest that may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) the expiration of the period during which we are permitted to complete our initial business combination (currently 15 months from the consummation of this offering, subject to any approved extension as described in this prospectus). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity.

Accordingly, if any of them becomes aware of a business combination opportunity that is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor such fiduciary or contractual obligations to present the opportunity to such entity and will present it to us only if such entity declines to pursue the opportunity. We do not believe that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our initial business combination because, in most cases, the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Entity’s Business	Affiliation
Daniel M. McCabe	Daniel M. McCabe, LLC	Law Firm	Partner

	1200 Summer Street Association	Real Estate	Managing Partner

	Yotta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director and Compensation Committee Chair

	Quetta Acquisition Corporation	Special Purpose Acquisition Company	Independent Director and Compensation Committee Chair

	Black Hawk Acquisition Corporation	Special Purpose Acquisition Company	Independent Director and Compensation Committee Chair

	Quartzsea Acquisition Corporation	Special Purpose Acquisition Company

	GalaxyEdge Acquisition Corporation	Special Purpose Acquisition Company	Compensation Committee Chair

Ping Zhang	Green Leaf Air Freight Inc.	Investment and Air Freight Company	General Manager

	Quartzsea Acquisition Corporation	Special Purpose Acquisition Company	Independent Director and Compensation Committee Chair

GalaxyEdge Acquisition Corporation

QuasarEdge Acquisition Corporation

Quantumsphere Acquisition Corporation

Quartzsea Acquisition Corporation

Yotta Acquisition Corporation

Quetta Acquisition Corporation

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Independent Director Chief Executive Officer Independent Director Independent Director Independent Director Independent Director

Individual	Entity	Entity’s Business	Affiliation
Robert L. Labbe	MCAP Realty Advisors, LLC	Real Estate Advisory Services	Chief Financial Officer and Director

	Quetta Acquisition Corporation	Special Purpose Acquisition Company	Chief Financial Officer and Director

Qi Gong	American Wall Street Listed Group Inc.	Company Consulting Company	Chief Executive Officer

	American Information Technology Inc.	Information Technology Consulting Company	Chief Executive Officer

	U.S. China Health Products Inc.	Marketing and Consulting Company	Chief Executive Officer

	U.S.-China Service Inc.	Wealth Management Consulting Company	Chief Executive Officer

	Quartzsea Acquisition Corporation	Special Purpose Acquisition Company	Chief Executive Officer, Chief Financial Officer and Chairwoman

	Yotta Acquisition Corporation Quetta Acquisition Corporation GalaxyEdge Acquisition Corporation QuasarEdge Acquisition Corporation Quantumsphere Acquisition Corporation	Special Purpose Acquisition Company Special Purpose Acquisition Company Special Purpose Acquisition Company Special Purpose Acquisition Company Special Purpose Acquisition Company	Independent Director Independent Director Independent Director Independent Director Independent Director

Accordingly, if any of the above officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them (and their permitted transferees will agree) and any Public Shares purchased during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, we will pay our Sponsor, Pelican Sponsor LLC, or its affiliate, a total of $20,000 per month for office space and administrative and support services.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that are made to our Sponsor, officers, directors or our or their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 11,610,500 Ordinary Shares issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(1)(2)	Approximate Percentage of Outstanding Beneficial Ownership
Pelican Sponsor LLC (our Sponsor)(3)(4)	2,875,000	24.76%
EarlyBirdCapital, Inc.	200,000	1.72%
Chen Chen(3)	2,875,000	24.76%
Daniel M. McCabe	-	-
Robert Labbe	-	-
Ping Zhang	-	-
Qi Gong	-	-
All current directors and executive officers as a group (4 persons)	2,875,000	24.76%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1185 Avenue of the Americas, Suite 304, New York, NY 10036.
(2)	Represents 2,875,000 founder shares held by Pelican Sponsor LLC.
(3)	Chen Chen is the controlling member of Pelican Sponsor LLC and may be deemed to beneficially own the shares held by Pelican Sponsor LLC.
(4)	The managing member of Pelican Sponsor LLC is Chen Chen.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 22, 2024, Pelican Sponsor LLC (the “Sponsor”) purchased an aggregate of 2,875,000 ordinary shares, par value $0.0001 per share (the “founder shares”), for an aggregate purchase price of $25,000, or approximately $0.0087 per share. The founder shares include up to 375,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the founder shares will represent 25% of the Company’s issued and outstanding ordinary shares after the initial public offering (excluding the private shares and the EBC founder shares).

On September 30, 2024, EarlyBirdCapital, Inc. (“EarlyBirdCapital”) entered into a securities subscription agreement with the Company to purchase 500,000 ordinary shares (the “EBC founder shares”) for an aggregate purchase price of $4,348. On January 10, 2025, EarlyBirdCapital agreed to reduce its subscription by 300,000 shares for no consideration, resulting in EarlyBirdCapital holding 200,000 EBC founder shares.

On May 27, 2025, the Company consummated its initial public offering (the “IPO”) of 7,500,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon consummation of the Company’s initial business combination. The Company granted the underwriters a 45-day option to purchase up to an additional 1,125,000 Units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated a private placement (the “Private Placement”) of an aggregate of 276,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total gross proceeds of $2,762,500. Of such Private Units, 201,250 were purchased by the Sponsor and 75,000 were purchased by EarlyBirdCapital, Inc. (the “Representative”) or its designees. Each Private Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon consummation of the Company’s initial business combination. The Private Units are identical to the Units sold in the IPO. The issuance of the Private Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $86,250,000, representing $10.00 per Unit sold to the public, was deposited into a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On June 10, 2025 the Company announced that holders of the Company’s units could elect to separately trade the ordinary shares and rights included in its units. The ordinary shares and rights trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “PELI” and “PELIR,” respectively. Units not separated continue to trade on Nasdaq under the symbol “PELIU.” Holders of units are required to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ units into ordinary shares and rights.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an Administrative Services Agreement with our Sponsor pursuant to which we pay the Sponsor $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 15 months from the closing of the IPO (or up to 18 or 21 months, as applicable, if we extend the period of time to consummate a business combination by the full amount of time permitted under our governing documents), the Sponsor will be paid a total of $300,000, $360,000, or $420,000, respectively, for office space, administrative and support services, and will be entitled to reimbursement for any out-of-pocket expenses.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Pursuant to our amended and restated memorandum and articles of association, we have 15 months from the closing of our initial public offering to consummate an initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. In connection with any such extension, our public shareholders will be offered the opportunity to redeem their public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (net of taxes payable), divided by the number of then outstanding public shares, subject to applicable law.

There is no obligation on the part of our Sponsor or its affiliates to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within the required time period (as may be extended with shareholder approval), we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law, and thereafter seek to liquidate and dissolve.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, representative shares, private placement units, and units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable).

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we have adopted prior to the consummation of this offering is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $700,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment of $20,000 per month to our Sponsor for office space, utilities and administrative and support services for up to 15 months from the closing of the IPO (or such longer period as may be approved by shareholders in connection with an extension of the time to consummate a business combination); and

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Our Board of Directors currently consists of four directors: Robert Labbe, Daniel M. McCabe, Ping Zhang and Qi Gong. Our Board has determined that Daniel M. McCabe, Ping Zhang and Qi Gong each qualify as independent directors under the applicable rules of the SEC and the Nasdaq Global Market. Robert Labbe does not qualify as independent due to his service as our Chairman, Chief Executive Officer and Chief Financial Officer. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

CBIZ CPAs P.C., or “CBIZ”, acts as our independent registered public accounting firm. The following is a summary of fees paid to CBIZ for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firms in connection with regulatory filings. The aggregate fees billed by CBIZ for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K, and other required filings with the SEC for the year ended January 31, 2026 totaled $138,460. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our financial statements, review of financial information included in our Forms 8-K, and other required filings with the SEC for the period from July 23, 2024 (inception) through January 31, 2025 totaled $30,975. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ for any audit-related fees for the year ended January 31, 2026 and for the period from July 23, 2024 (inception) through January 31, 2025.

Tax Fees. We did not pay CBIZ for tax return services, planning and tax advice for the year ended January 31, 2026 and for the period from July 23, 2024 (inception) through January 31, 2025.

All Other Fees. We did not pay CBIZ for any other services for the year ended January 31, 2026 and for the period from July 23, 2024 (inception) through January 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1**	Second Amended and Restated Memorandum and Articles of Association
4.1**	Specimen Unit Certificate
4.2****	Specimen Ordinary Shares Certificate
4.3**	Specimen Rights Certificate
4.4**	Rights Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
5.1**	Opinion of Celine and Partners, P.L.L.C.
5.2**	Opinion of Ogier
10.1****	Letter Agreement, dated May 22, 2025, by and among the Company, its officers and directors, and Pelican Sponsor LLC
10.2**	Investment Management Trust Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
10.3**	Registration Rights Agreement by and between the Registrant and Insiders
10.4**	Form of Indemnity Agreement
10.5**	Subscription Agreement, as amended, between the Registrant and Pelican Sponsor LLC
10.6****	Administrative Service Agreement
14.1**	Code of Ethics
31.1****	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Audit Committee Charter
99.2**	Compensation Committee Charter

**	Previously filed
****	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2026	Pelican Acquisition Corporation

	By:	/s/ Robert L. Labbe
	Name:	Mr. Robert L. Labbe
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Labbe	Chief Executive Officer and Chairman	March 19, 2026
Mr. Robert L. Labbe	(Principal Executive Officer and Principal Accounting and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pelican Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pelican Acquisition Corporation (the “Company”) as of January 31, 2026, the related statements of operations, shareholders’ deficit and cash flows for the year ended January 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and the results of its operations and its cash flows for the year ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses on or before August 27, 2026. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after August 27, 2026, in the event that it is unable to complete a business combination by that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, NJ

March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pelican Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pelican Acquisition Corporation (the “Company”) as of January 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 23, 2024 (inception) through January 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and the results of its operations and its cash flows for the period from July 23, 2024 (inception) through January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses within an expected period of fifteen months from the date of a successful completed proposed initial public offering. The Company lacks the capital resources it needs to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2024 to 2025.

Morristown, NJ

February 27, 2025; except for the Note 3, 4 and 5, as to which the date is April 9, 2025, April 30, 2025 and May 20, 2025, respectively, as it relates to the form of the public and private unit, number of founder shares and terms of the administrative services agreement.

PELICAN ACQUISITION CORPORATION

BALANCE SHEETS

	January 31,
	2026	2025
Assets:
Current Assets
Cash	$77	$59,073
Prepaid expenses	165,048	-
Total Current Assets	165,125	59,073

Deferred offering costs	-	149,313
Prepaid expenses	13,049	-
Investments held in Trust Account	88,594,774	-
Total Assets	$88,772,948	$208,386

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$317,146	$18,539
Accrued offering costs	278	3,063
Due to related party – administrative fee	65,806	-
Due to related party	10,200	-
Due to target company (Greenland)	100,000	-
Due to Pelican Holdco	89,740	-
Promissory note – related party	-	200,000
Total Current Liabilities	583,170	221,602
Total Liabilities	583,170	221,602

Commitments and Contingencies – see Note 6
Ordinary shares subject to possible redemption, 8,625,000 shares and 0 shares at redemption value of $10.27 and $0 per share as of January 31, 2026 and 2025, respectively	88,594,774	-

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,373,750 and 3,075,000 shares(1) issued and outstanding as of January 31, 2026 and 2025 (excluding 8,625,000 and 0 shares subject to possible redemption as of January 31, 2026 and 2025, respectively)	337	307
Additional paid-in capital	-	29,041
Accumulated deficit	(405,333)	(42,564)
Total Shareholders’ Deficit	(404,996)	(13,216)
Total Liabilities and Shareholders’ Deficit	$88,772,948	$208,386

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

PELICAN ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended January 31, 2026	For the Period from July 23, 2024 (Inception) to January 31, 2025
General and administrative expenses	$1,100,206	$43,064
Loss from operations	(1,100,206)	(43,064)

Other income:
Interest income	4,479	500
Interest earned on investments held in Trust Account	2,344,774	-
Total other income	2,349,253	-
Net income (loss)	$1,249,047	$(42,564)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,880,822	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.14	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,158,538	2,700,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.14	$(0.02)

(1)	Excludes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

PELICAN ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended January 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance – January 31, 2025(1)	3,075,000	$307	$29,041	$(42,564)	$(13,216)
Issuance of Private Placement Units	298,750	30	2,987,470	-	2,987,500
Issuance of Public Rights net of issuance costs	-	-	1,337,837	-	1,337,837
Issuance of representative shares	-	-	247,556	-	247,556
Remeasurement of carrying value to redemption value	-	-	(4,504,618)	-	(4,504,618)
Remeasurement of carrying value to redemption value	-	-	(888,798)	(820,304)	(1,709,102)
Accretion of additional paid-in capital to accumulated deficit	-	-	791,512	(791,512)	-
Net income	-	-	-	1,249,047	1,249,047
Balance – January 31, 2026	3,373,750	$337	$-	$(405,333)	$(404,996)

FOR THE PERIOD FROM JULY 23, 2024 (INCEPTION) TO JANUARY 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – July 23, 2024 (Inception)	-	$-	$-	$-	$-
Founder shares issued to the Sponsor(1)	2,875,000	287	24,713	-	25,000
Ordinary shares issued to underwriter	200,000	20	4,328	-	4,348
Net loss	-	-	-	(42,564)	(42,564)
Balance – January 31, 2025	3,075,000	$307	$29,041	$(42,564)	$(13,216)

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

PELICAN ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended January 31, 2026	For the Period from July 23, 2024 (Inception) to January 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,249,047		$(42,564)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,344,774)		-
Changes in operating assets and liabilities:
Prepaid expenses	(178,097)		-
Due to related party – administrative fee	65,806		-
Accrued expenses	295,822		18,539
Net cash used in operating activities	(912,196)		(24,025)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(86,250,000)		-
Net cash used in investing activities	(86,250,000)		-

Cash Flows from Financing Activities:
Proceeds from sale of public units	86,250,000
Proceeds from sale of Private Placements units	2,987,500
Payment of underwriter fees	(1,725,000)
Proceeds from issuance of founder shares to Sponsor	-		25,000
Proceeds from issuance of EBC founder shares to the underwriter	-		4,348
Payment of offering costs	(409,240)		(146,250)
Repayment of promissory note - related party	(700,000)		-
Proceeds from promissory note - related party	500,000		200,000
Due to Pelican Holdco	89,740		-
Due to target company	100,000		-
Due to related party	10,200		-
Net cash provided by financing activities	87,103,200		83,098

Net Changes in Cash	(58,996)		59,073
Cash - Beginning of period	59,073		-
Cash - End of period	$77		$59,073

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of additional paid-in capital to accumulated deficit	$791,512		$-
Issuance of Public Rights net of issuance costs	$1,337,837		$-
Remeasurement of carrying value to redemption value	$6,213,720	$
Deferred offering costs included in accrued offering costs	$-		$3,063

The accompanying notes are an integral part of these financial statements.

PELICAN ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

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

As of January 31, 2026, the Company had not commenced any operations. All activities through January 31, 2026 relate to the Company’s formation, the initial public offering (“IPO”), and, subsequent to the IPO, the identification of a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected January 31 as its fiscal year end.

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

Going Concern Consideration

As of January 31, 2026, the Company had $77 in cash and working capital deficit of $418,045. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 27, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $77 and $59,073 in cash and none in cash equivalents as of January 31, 2026 and 2025, respectively.

Investments Held in Trust Account

As of January 31, 2026, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 input utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of January 31, 2026 and 2025, the Company has not experienced losses on these accounts.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the IPO. As of January 31, 2026 and 2025, there were no derivative financial instruments.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,625,000 ordinary shares sold as part of the Units in the IPO and full excise of over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of January 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of January 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,625,000	$86,250,000
Less:
Proceeds allocated to Public Rights	-	(1,380,000)
Reversal of proceeds allocated to over-allotment option	-	104,039
Ordinary shares issuance costs	-	(2,592,985)
Plus:
Remeasurement of carrying value to redemption value	-	6,213,720
Ordinary shares subject to possible redemption – January 31, 2026	8,625,000	$88,594,774

Net Income (Loss) Per Ordinary Share

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of January 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income (loss) per ordinary share presented in the statements of operations is based on the following:

	For the Year Ended January 31, 2026	For the Period from July 23, 2024 (Inception) to January 31, 2025
Net income (loss)	$1,249,047	$(42,564)

	For the Year Ended January 31, 2026		For the Period from July 23, 2024 (Inception) to January 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss)	$812,604	$436,443	$-	$(42,564)

Denominator:
Basic and diluted weighted average shares outstanding	5,880,822	3,158,538	-	2,700,000
Basic and diluted net income (loss) per ordinary share	$0.14	$0.14	$-	$(0.02)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of January 31, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of January 31, 2026 (see Note 8).

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

Note 5 — Related Party Transactions

Founder Shares

In August 2024, the Sponsor purchased an aggregate of 2,875,000 founder shares (the “Founder Shares”) for an On August 22, 2024, the Company issued to the Sponsor 2,875,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0087 per ordinary share, among which, up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Sponsor will beneficially own 25% of the Company’s issued and outstanding shares after the IPO (excluding the Private Shares and the EBC founder shares and assuming they do not purchase any Public Shares in the IPO).

As a result of the underwriter’s full exercise of its over-allotment option on May 30, 2025, no shares are subject to forfeiture. As of January 31, 2026 and 2025, there were 2,875,000 Founder Shares issued and outstanding.

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

Promissory Note — Related Party

On August 22, 2024 and April 28, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes are unsecured, interest-free and due the date on which the Company closes the IPO. The outstanding loan balance was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on May 27, 2025. As of January 31, 2026 and 2025, the Company had $0 and $200,000 outstanding loan balance under the Promissory Note, respectively.

Due to Related Party

The Sponsor funded the Company’s transaction costs related to the business combination. As of January 31, 2026 and 2025, $10,200 and nil were outstanding, respectively; the amount is unsecured, interest-free and due on demand.

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

As of January 31, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 22, 2024, commencing on the effective date of the registration statement through the earlier of the initial business combination or the liquidation of the Company, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. On April 4, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was increased to $20,000. The Company incurred $165,806 for each of the year ended January 31, 2026, of which $65,806 was unpaid and accrued in the administrative fees due to the Sponsor on the accompanying balance sheets as of January 31, 2026. The Company did not incur any administrative fees during fiscal year ended January 31, 2025.

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

The Company incurred $160,000 legal fees for the year ended January 31, 2026, of which $80,000 was paid. The unpaid $80,000 was included in the accrued expenses on the accompanying balance sheets as of January 31, 2026.

On May 5, 2025, the Company engaged Celine to represent it in all corporate and securities compliance matters in connection with its initial business combination and agrees to pay the following fees: (i) an initial retainer fee of $50,000; (ii) $50,000 upon execution of the Business Combination Agreement (BCA) related to the SPAC merger; (iii) $50,000 upon filing Form F-4 with the SEC; (iv) $50,000 upon receipt of SEC comments and providing corresponding responses; and (v) an closing fee of $50,000. As of January 31, 2026, the Company incurred $200,000 in legal fees, of which $100,000 was paid and unpaid $100,000 was included in the accrued expenses on the accompanying balance sheets as of January 31, 2026.

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

Subject to certain conditions, the Company has also granted EBC, for a period commencing from the consummation of the IPO until 12 months after the date of the consummation of an initial Business Combination or the liquidation of the Trust Account in the event the Company fails to consummate an initial Business Combination within the prescribed time (but in no event longer than three years from the consummation of the IPO), a right of first refusal to act as lead underwriter for any U.S. registered public offering of securities undertaken by the officer for the purpose of raising capital and placing 90% or more of the proceeds in a trust account (or other similar account) to be used to acquire one or more operating businesses that have not been identified at the time of the public offering.

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

As of January 31, 2026, the Company had not expensed, paid or accrued any amounts under this Business Combination Marketing Agreement, as the fees thereunder are contingent upon the consummation of the Company’s initial business combination.

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

ThinkEquity

On November 15, 2025, Greenland, Pelican and ThinkEquity entered into a letter agreement (“Letter Agreement”) whereby ThinkEquity will provide advisory services in connection to the Business Combination. Pursuant to Letter Agreement, upon closing of the Business Combination, Pelican will pay ThinkEquity a cash fee (“Placement Fee”) which includes (i) 6% from the financing arranged through ThinkEquity and (ii) 6% of the amount not redeemed from the Trust Account that is facilitated by ThinkEquity efforts.

Additionally, ThinkEquity will receive Pelicans common stock warrants (“Placement Warrants”) which will be equal to 5% of the (i) common shares raised in financing arranged by ThinkEquity including common shares that are not redeemed in the Trust Account via ThinkEquity efforts and (ii) 5% of aggregate proceeds received by Pelican from a debt financing, divided by the ten-day volume weighted average price (“VWAP”) immediately preceding the date of the closing of the financing. The Placement Warrants shall have an exercise price of $10, a term of 5 years and piggy back registration rights.

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

As of January 31, 2026 and 2025, there were 3,373,750 and 3,075,000 ordinary shares issued and outstanding, respectively, of which an aggregate of up to 375,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. As a result of the underwriter’s full exercise of its over-allotment option on May 30, 2025, no shares are subject to forfeiture.

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

The following tables present information about the Company’s assets, liability and equity that are measured at fair value on a recurring basis as of January 31, 2026 and as of May 27, 2025; and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	January 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$88,594,774	$88,594,774	-	-

	May 27, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liability:	$104,039			$104,039
Over-allotment option liability
Equity
Fair value of Public Rights for ordinary shares subject to possible redemption allocation	$1,200,000	-	-	$1,200,000

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value as of May 27, 2025 and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations. The over-allotment option was extinguished as a result of the underwriter’s full exercise of its over-allotment option to purchase 1,125,000 units on May 30, 2025.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 27, 2025
Risk-free interest rate	4.14%
Expected term (years)	0.12
Expected volatility	4.60%
Exercise price	$10.00
Fair value of over-allotment Unit	$0.091

The fair value of the rights upon IPO on May 27, 2025 was determined using an iterative analysis based on market comparable. The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of Public Rights:

May 27, 2025
Fair value of common share	$9.84
Market implied business combination likelihood	16.5%
Fair value per share right	$0.16

Note 9 — Due to target company (Greenland)

On September 9, 2025, Pelican Merger Sub issued a promissory note to Greenland in the amount of $100,000, to be used, in part, for merger related transaction costs (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which Greenland closes its initial business combination. On September 9, 2025, Greenland deposited $100,000 into Pelican’s operating account; Pelican recorded this as an amount as due to target company (Greenland) on the accompanying balance sheets as of January 31, 2026.

On November 24, 2025, Pelican Holdco, Inc. issued a promissory note to Greenland in the amount of $200,000 to be used, in part, for merger related transaction costs (the “Promissory Note 2”). The Promissory Note 2 is unsecured, interest-free and due on the date on which Greenland closes its initial business combination. The Company recorded a total of $89,740 as due to Pelican Holdco on the accompanying balance sheets as of January 31, 2026.

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

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended January 31, 2026	For the Period from July 23, 2024 (Inception) to January 31, 2025
General and administrative expenses	$1,100,206	$43,064
Interest earned on investments held in Trust Account	$2,344,774	$-

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after January 31, 2026 through the date the financial statements were issued. Based upon this review, the Company identified the following subsequent events requiring disclosure.

On February 17, 2026, the Registration Statement on Form S-4 relating to the proposed business combination among the Company, Greenland, March GL and PubCo was declared effective by the SEC. The Company filed its definitive proxy statement/prospectus on February 18, 2026 and began mailing the proxy materials to shareholders on or about February 20, 2026.

On March 17, 2026, the Company, without conducting any business, adjourned the Extraordinary General Meeting in order to finalize matters relating to the proposed transaction listed in the notice of extraordinary general meeting and the proxy statement. The Extraordinary General Meeting has been adjourned to Thursday, March 19, 2026 at 10:00 a.m. Eastern Time and will continue to be held virtually.

On March 19, 2026, the Company held the extraordinary general meeting of shareholders, at which shareholders approved the Business Combination and related proposals, including the approval of the Business Combination Agreement. The Business Combination Proposal was approved by approximately 92.53% of the votes cast. The completion of the Business Combination remains subject to the satisfaction or waiver of customary closing conditions. The closing of the Business Combination is currently expected to occur on or about March 24, 2026.

On February 27, 2026, Greenland paid certain expenses totaling $67,465 on behalf of the Company. As of the date the financial statements were issued, approximately $158,000 has been funded under this arrangement on behalf of the Company.